Form 10-Q
period 1997-09-30
CARRAMERICA REALTY L P
filed 1997-11-14
CIK 1040554

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20543



                                    FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                      FOR QUARTER ENDED September 30, 1997



                          COMMISSION FILE NO. 000-22741



                            CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                               52-1976308
---------------------------------------  ---------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)



             1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)



        Registrant's telephone number, including area code (202) 624-7500



                                       N/A
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)



 Number of Partnership Units outstanding of each of the registrant's classes of
                   Partnership Units as of November 14, 1997:


                                   12,593,774
--------------------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES |X|      NO  |_|


================================================================================

                                      Index



                                                                            Page
                                                                            ----
Part I:  Financial Information
------------------------------


Item 1.  Financial Statements


         Balance sheets of CarrAmerica Realty, L.P. as of
         September 30, 1997 (unaudited) and December 31, 1996 .................4


         Statements of operations of CarrAmerica Realty, L.P. for
         the three months ended September 30, 1997 and 1996 ...................5


         Statements of operations of CarrAmerica Realty, L.P. for
         the nine months ended September 30, 1997 and the period
         from March 6, 1996 (Date of Inception) to September 30, 1996
         (unaudited) ..........................................................6


         Statements of cash flows of CarrAmerica Realty, L.P. for
         the nine months ended September 30, 1997 and the period from
         March 6, 1996 (Date of Inception) to September 30, 1996
         (unaudited) ..........................................................7


         Notes to financial statements...................................8 to 13


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................14 to 19



Part II: Other Information
--------------------------


Item 1.  Legal Proceedings ...................................................20


Item 2.  Changes in Securities................................................20


Item 3.  Defaults Upon Senior Securities......................................20


Item 4.  Submission of Matters to a Vote of Security Holders..................20


Item 5.  Other Information ...................................................20


Item 6.  Exhibits and Reports on Form 8-K...............................20 to 21

                                     Part I



Item 1.  Financial Information


     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows of CarrAmerica Realty, L.P. (the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.


     The aforementioned financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            CARRAMERICA REALTY, L.P.
                                 Balance Sheets
                 As of September 30, 1997 and December 31, 1996
--------------------------------------------------------------------------------


(In thousands)


                                                   September 30,    December 31,
                                                       1997             1996
                                                   ------------     ------------
                                                    (unaudited)
Assets Rental property (note 2):
  Land                                               $  52,074           26,404
  Buildings                                            349,160          182,856
  Tenant improvements                                   11,752            7,068
  Furniture, fixtures, and equipment                       104                6
                                                     ---------        ---------
                                                       413,090          216,334
  Less - accumulated depreciation                      (11,896)          (3,104)
                                                     ---------        ---------
        Total rental property                          401,194          213,230

Land held for development                               23,821           13,254
Construction in progress                                27,147            8,485
Cash and cash equivalents                                2,856            2,478
Restricted cash and cash equivalents (note 2)              167             --
Accounts receivable                                      4,994            1,888
Accrued straight-line rents                              2,423              733
Tenant leasing costs, net                                2,899              881
Prepaid expenses and other assets, net                   1,005              268
                                                     ---------        ---------
                                                     $ 466,506          241,217
                                                     =========        =========
Liabilities and Partners' Capital
Liabilities:
  Mortgages and notes payable (note 2)               $ 102,290           21,952
  Note payable to affiliate (note 2)                    29,509           29,792
  Accounts payable and accrued expenses                 10,973            4,441
  Due to affiliates (note 5)                               972            2,774
  Rent received in advance and security deposits         2,843            1,325
                                                     ---------        ---------
        Total liabilities                              146,587           60,284

Partners' capital (note 3):
  General partner                                        3,199            1,809
  Limited partners                                     316,720          179,124
                                                     ---------        ---------
        Total partners' capital                        319,919          180,933

Commitments (note 4)
                                                     ---------        ---------
                                                     $ 466,506          241,217
                                                     =========        =========







See accompanying notes to financial statements.

                            CARRAMERICA REALTY, L.P.
                            Statements of Operations
             For the Three Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------


(Unaudited and in thousands)


                                                            1997          1996
                                                          -------       -------

Real estate operating revenue:
  Rental revenue (note 4):
    Minimum base rent                                     $13,734         4,452
    Recoveries from tenants                                 2,509           676
    Parking and Other tenant charges                          237           128
                                                          -------       -------
        Total rental revenue                               16,480         5,256
                                                          -------       -------
    Cost reimbursements (note 5)                              658           110
                                                          -------       -------
        Total revenue                                      17,138         5,366
                                                           ------         -----

Real estate operating expenses:
  Property operating expenses:
    Operating expenses                                      5,611         1,834
    Real estate taxes                                       1,815           588
  Interest expense                                          1,643           594
  General and administrative                                  494           344
  Depreciation and amortization                             3,667         1,689
                                                          -------       -------
        Total operating expenses                           13,230         5,049
                                                          -------       -------

        Real estate operating income                        3,908           317

Other operating income - interest income                       16             4
                                                          -------       -------

        Net income                                        $ 3,924           321
                                                          =======       =======

        Net income attributable to general partner        $    39             3
                                                          =======       =======
        Net income attributable to limited partners       $ 3,885           318
                                                          =======       =======









See accompanying notes to financial statements.

                            CARRAMERICA REALTY, L.P.
                            Statements of Operations
           For the Nine Months Ended September 30, 1997 and the Period
          from March 6, 1996 (Date of Inception) to September 30, 1996
--------------------------------------------------------------------------------


(Unaudited and in thousands)


                                                           1997           1996
                                                         -------        -------
Real estate operating revenue:
  Rental revenue (note 4):
    Minimum base rent                                    $32,554          5,263
    Recoveries from tenants                                5,465            819
    Other tenant charges                                     801            133
                                                         -------        -------
        Total rental revenue                              38,820          6,215
                                                         -------        -------
  Cost reimbursements (note 5)                             1,337            110
                                                         -------        -------
        Total revenue                                     40,157          6,325
                                                         -------        --------

Real estate operating expenses:
  Property operating expenses:
    Operating expenses                                    13,422          2,081
    Real estate taxes                                      3,989            722
  Interest expense                                         3,989            864
  General and administrative                               1,625            352
  Depreciation and amortization                            8,784          2,008
                                                         -------        -------
        Total operating expenses                          31,809          6,027
                                                         -------        -------


        Real estate operating income                       8,348            298


Other operating income - interest income                      71              5
                                                         -------        -------


        Net income                                       $ 8,419            303
                                                         =======        =======


        Net income attributable to general partner       $    84              3
                                                         =======        =======
        Net income attributable to limited partners      $ 8,335            300
                                                         =======        =======
















See accompanying notes to financial statements.

                                                      CARRAMERICA REALTY, L.P.
                                                      Statements of Cash Flows
                                     For the Nine Months Ended September 30, 1997 and the Period
                                    from March 6, 1996 (Date of Inception) to September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
(Unaudited and in thousands)



                                                                                                       1997                  1996
                                                                                                    ---------             ---------
Cash flows from operating activities:
  Net income                                                                                        $   8,419                   303
                                                                                                    ---------             ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                     8,784                 2,008
      Loss on write off of assets                                                                         148                  --
      Increase in accounts receivable                                                                  (3,106)                 (643)
      Increase in accrued straight-line rents                                                          (1,690)                 (375)
      Additions to tenant leasing costs                                                                (2,302)                 (492)
      Increase in prepaid expenses and other assets                                                      (763)                 (199)
      Increase in accounts payable and accrued expenses                                                 6,532                 3,778
      Increase (decrease) in due to affiliates                                                         (1,802)                  106
      Increase in rent received in advance and security deposits                                        1,518                 1,030
                                                                                                    ---------             ---------
          Total adjustments                                                                             7,319                 5,213
                                                                                                    ---------             ---------
          Net cash provided by operating activities                                                    15,738                 5,516
                                                                                                    ---------             ---------


Cash flows from investing activities:
  Additions to rental property                                                                         (4,848)                 --
  Acquisitions of rental property                                                                     (94,297)             (150,660)
  Additions to land held for development                                                              (16,716)               (3,477)
  Additions to construction in process                                                                (39,321)                 --
  Increase in restricted cash and cash equivalents                                                       (167)                 --
                                                                                                    ---------             ---------
          Net cash used by investing activities                                                      (155,349)             (154,137)
                                                                                                    ---------             ---------


Cash flows from financing activities:
  Capital contributions                                                                               113,738               120,763
  Capital distributions                                                                                  (709)                 (309)
  Net borrowings (repayments) on unsecured line of credit                                              23,000                  --
  Borrowings on notes payable to affiliates                                                              --                  30,000
  Repayments on notes and mortgages payable                                                            (1,040)                 (130)
                                                                                                    ---------             ---------
          Net cash provided by financing activities                                                   139,989               150,324
                                                                                                    ---------             ---------
          Increase in cash and cash equivalents                                                           378                 1,703


Unrestricted cash and cash equivalents, beginning of the period                                         2,478                  --
                                                                                                    ---------             ---------
Unrestricted cash and cash equivalents, end of the period                                           $   2,856                 1,703
                                                                                                    =========             =========


Supplemental disclosure of cash flow information:
  Cash paid for interest,  net of capitalized interest of $2,044 for the nine months ended September 30, 1997 and $166 for the period
  March 6, 1996 to September 30, 1996                                                               $   3,638                   805
                                                                                                    =========             =========


Supplemental disclosure of noncash investing and financing activities:
  During the nine months ended September 30, 1997 and the period from March
  6, 1996 to September 30, 1996, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $53.1 million and $9.7 million of debt and liabilities, respectively, and by issuing $17.6 million and $17.9 million of Minority Units in the Partnership, respectively.


See accompanying notes to financial statements.

                            CARRAMERICA REALTY, L.P.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


(1)  Description of Business and Summary of Significant Accounting Policies


     (a)  Business


          CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At September 30, 1997, the Partnership owned 46 operating properties and four properties under development. At December 31, 1996, the Partnership owned 25 operating properties and one property under development. The properties are located in downtown and suburban Austin, suburban Dallas, Southeast Denver, Southern California, and suburban Salt Lake City.


          The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CARC"), a self-administered and self-managed real estate investment trust. The General Partner owns a 1% interest in the Partnership at September 30, 1997 and December 31, 1996. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CARC, which owned an approximate 87% interest in the Partnership at September 30, 1997 and December 31, 1996 and various other individuals and entities which collectively own approximately 12% interest in the Partnership at September 30, 1997 and December 31, 1996, respectively.


     (b)  Basis of Presentation


          The Partnership's financial statements are prepared using the accrual basis of accounting and in accordance with generally accepted accounting principles. Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


     (c)  Interim Financial Statements


          The information furnished reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.


     (d)  Rental Property


          Rental property is recorded at cost less accumulated depreciation (which is less than the net realizable value of the rental property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:


          Base Building..............................30 years
          Building components........................7 to 20 years
          Tenant improvements........................Terms of the leases or useful lives, whichever
                                                     is shorter
          Furniture, fixtures and equipment..........5 to 15 years

                            CARRAMERICA REALTY, L.P.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


          Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.


          Management reviews the Partnership's long-lived assets, such as rental property, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.


     (e)  Development Property


          Land held for development and construction in progress is carried at cost. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property.


     (f)  Tenant Leasing Costs


          Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases.


     (g)  Fair Value of Financial Instruments


          The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; accounts and notes receivable; accounts payable, accrued expenses and other liabilities.


     (h)  Revenue Recognition


          The Partnership reports base rental revenue for financial statement purposes straight-line over the terms of the respective leases. Accrued straight-line rents represent the amount that straight-line rental revenue exceeds rents collected in accordance with the lease agreements. Management, considering current information and events regarding the tenants' ability to fulfill their lease obligations, considers accrued straight-line rents to be impaired if it is probable that the Partnership will be unable to collect all rents due according to the contractual lease terms. If accrued straight-line rents associated with a tenant are considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows. Impairment losses, if any, are recorded through a loss on the write-off of assets. Cash receipts on impaired accrued straight-line rents are applied to reduce the remaining outstanding balance and, thereafter, as rental revenue.


     (i)  Income Taxes


          No provision has been made for federal and state income taxes because each partner reports their share of the Partnership's taxable income or loss and any available tax credits on their income tax return.

                            CARRAMERICA REALTY, L.P.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


     (j)  Cash Equivalents


          For purposes of reporting cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.



(2)  Mortgages and Note Payable


     Mortgages and note payable generally are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Following is a summary of the Partnership's mortgages and notes payable as of the end of each period (in thousands):



                                            September 30,    December 31,
                                                1997            1996
                                            -------------    ------------


          Fixed rate mortgages                $ 72,290          19,952
          Unsecured credit facility             30,000           2,000
                                              --------        --------
                                              $102,290          21,952
                                              ========        ========


     On May 24, 1996, the Partnership entered into a $30 million loan agreement with CARC. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $29.5 million and $29.8 million, at September 30, 1997 and December 31, 1996, respectively.


     The Partnership is party to a $450.0 million unsecured revolving credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks ("Morgan") This note is available to CARC, the Partnership and Carr Realty, L.P., a partnership in which CARC is the majority partner. The line of credit contains a number of financial and other covenants, including, but not limited to, covenants relating to ratios of annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of CARC's consolidated assets and restrictions on the ability of CARC to make dividend distributions in excess of 90% of funds from operations. Availability under the line of credit is also limited to a specified percentage of the Partnership's unencumbered properties. CARC and the Partnership are jointly and severally liable for all obligations under the line of credit. As of September 30, 1997 and December 31, 1996, availability under the line of credit was $378.0 million and $325.0 million, respectively, of which approximately $147.0 million and $215.0 million, respectively, had been drawn under this facility.

                            CARRAMERICA REALTY, L.P.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


     As of September 30, 1997, the scheduled maturity of mortgages and notes payable and the note payable to affiliate are as follows (in thousands):


          1997 .............................               $    504
          1998 .............................                  2,127
          1999 .............................                 21,452(1)
          2000 .............................                 39,511(2)
          2001 .............................                 24,914
          Thereafter .......................                 43,291(3)
                                                           --------
                                                           $131,799
                                                           ========


          (1) Includes $9.5 million which was repaid October 1, 1997 in conjunction with the sale of First State Bank Tower.


          (2) Includes $30.0 million outstanding as of September 30, 1997 under the Company's $450 million unsecured line of credit.


          (3) Includes approximately $27.5 million outstanding on the Partnership's loan agreement with CARC.


     Based on the borrowing rates available to the Partnership for mortgages and notes payable with similar terms and average maturities, the estimated fair value, as determined by management, of the Partnership's mortgages and notes payable approximates the carrying amount.


     Restricted cash and cash equivalents consist of an escrow deposit required as collateral for a letter of credit.



(3)  Partners' Capital Contributions, Distributions, and Participation
     Percentages


     The Second Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") details the rights of ownership in the Partnership. Ownership in the Partnership is expressed in partnership units ("Units"). Units currently are designated as Class A, B, or C Units. Class A Units have first preference and Class B Units, which are owned by CARC, have second preference as to the allocation of Available Cash, as defined in the Partnership Agreement. Class C Units do not share in the allocation of Available Cash. Upon the third anniversary of the date of issuance of Class C Units, they may be converted to Class A Units based on a conversion factor described in the Partnership Agreement.


     Upon the first anniversary of the date of issuance, each holder of Class A Units may, subject to certain limitations, require that the Partnership redeem his or her Class A Units. Upon redemption, a Class A Unit holder will receive, at the option of the Partnership, with respect to each Class A Unit tendered, either (i) cash in an amount equal to the market value of one share of CARC common stock (subject to certain anti-dilution adjustments) or (ii) one share of CARC common stock. In lieu of the Partnership redeeming Class A Units for cash, CARC has the right to assume directly and satisfy the redemption right of a Unit holder. Holders of Class B Units and Class C Units are not entitled to exercise this redemption right.

                            CARRAMERICA REALTY, L.P.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


     The following Units were outstanding:


                                       September 30,       December 31,
                                           1997               1996
                                       -------------       ------------


          Class A Units                    950,111             361,677
          Class B Units                 10,593,846           6,619,131
          Class C Units                    539,593             539,593
                                        ----------          ----------
                                        12,083,550           7,520,401
                                        ==========          ==========


(4)  Lease Agreements


     The Partnership receives minimum rentals under noncancelable tenant leases. Certain leases provide for additional rentals based on increases in the Consumer Price Index (CPI) and increases in operating expenses. The increased rentals from operating expenses are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.


(5)  Transactions With Affiliates


     CarrAmerica Realty Services, Inc. (CARSI), a wholly owned subsidiary of CARC, provides management and leasing services to all of the office properties owned by the Partnership. During the three months ended September 30, 1997 and 1996, the Partnership incurred management fees of $.5 million and $.2 million, respectively, for services performed by CARSI. During the nine months ended September 30, 1997 and the period March 6, 1996 (Date of Inception) to September 30, 1996, the Partnership incurred management fees of $1.2 million and $.2 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses CARLP for certain services CARLP personnel provide to CARSI. These reimbursements amounted to $.7 million and $.1 million, respectively, for the three months ended September 30, 1997 and 1996, and $1.3 million and $.1 million for the nine months ended September 30, 1997 and the period from March 6, 1996 (Date of Inception) to September 30, 1996, respectively.


     CARC pays on behalf of the Partnership certain administrative costs and certain costs related to the acquisitions of properties which are billed to the Partnership, and makes working capital advances to the Partnership. Such costs are included in the general and administrative costs of the Partnership. Amounts due to CARC were $.4 million at September 30, 1997 and $2.8 million at December 31, 1996.


(6)  Commitments and Contingencies


     At September 30, 1997, the Partnership is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows.


     In June 1997, the Partnership unconditionally guaranteed unsecured notes by CARC to institutional investors. The aggregate principal amount of the unsecured notes are $275.0 million of long-term debt, in the form of $150 million aggregate principal amount of 7.20% unsecured notes yielding 7.249% due 2004 and $125 million aggregate principal amount of 7.375% unsecured notes yielding 7.422% due 2007. The notes contain various covenants, including the following: (i) neither CARC nor any Subsidiary (as defined in the indenture relating to the notes (the "indenture")) will incur any indebtedness (as defined in

                            CARRAMERICA REALTY, L.P.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


     the Indenture) if, after giving effect thereto, the aggregate principal amount of all outstanding Indebtedness of CARC and its Subsidiaries on a consolidated basis is greater than 60% of Adjusted Total Assets (as defined in the Indenture); (ii) neither CARC nor any Subsidiary will incur any Indebtedness secured by any Encumbrance (as defined in the Indenture) upon the property of CARC or any Subsidiary if, immediately after giving effect to the incurrence of the additional indebtedness secured by any Encumbrance (as defined in the Indenture) upon the property of CARC or any Subsidiary if, immediately after giving effect to the incurrence of the additional Indebtedness, the aggregate amount of all outstanding Indebtedness of CARC and its Subsidiaries on a consolidated basis which is secured by any Encumbrance on property of CARC or any Subsidiary is greater than 40% of Adjusted Total Assets, (iii) neither CARC nor any Subsidiary will incur any Indebtedness if Consolidated Income Available for Debt Service (as defined in the Indenture) for the four consecutive fiscal quarters most recently ended prior to the date of the incurrence of the Indebtedness, on a pro forma basis, would be less than 1.5 times the Annual Service Charge (as defined in the Indenture) on all Indebtedness outstanding immediately after the incurrence of the Indebtedness; and (iv) CARC and its Subsidiaries will not at any time own Total Unencumbered Assets (as defined in the Indenture) equal to less than 150% of the aggregate outstanding principal amount of the Unsecured Indebtedness (as defined in the Indenture) equal to less than 150% of the aggregate outstanding principal amount of the Unsecured Indebtedness (as defined in the Indenture) of CARC and its Subsidiaries on a consolidated basis.


(7)  Acquisition and Development Activities


     From January 1, 1997 to September 30, 1997, the Partnership acquired 20 operating office properties containing approximately 1.6 million square feet for an aggregate purchase price of $166.4 million and placed in service one operating property previously under development. In addition, as of September 30, 1997, the Partnership had four properties under development and 112.1 acres of land held for development. Land held for development was purchased for an aggregate purchase price of $13.9 million. Costs incurred at September 30, 1997 and December 31, 1996 for properties under construction were $27.2 and $8.5 million, respectively.

                            CARRAMERICA REALTY, L.P.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


     All acquisitions have been accounted for as purchases. Operations of acquired properties have been included in the accompanying financial statements from their respective dates of acquisition.


(8)  Subsequent Events


     Since September 30, 1997, the Partnership has acquired three operating office properties containing approximately 310,000 square feet through the issuance of $7.9 million in Partnership Units to new minority partners and the payment of $47.9 million in cash.


     The Partnership sold one office building for an aggregate sales price of $25.6 producing a gain of approximately $2.7 million. The proceeds of the sale were used to repay indebtedness and acquire additional operating properties. In addition, the partnership has sold its options to acquire land supporting the future development of 462,000 square feet in Panorama Corporate Center to an affiliate of the Partnership for an aggregate purchase price of approximately $5.9 million.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the selected financial and operating information and the Financial Statements and Notes thereto.


Results of Operations


     The Partnership was formed on March 6, 1996 and purchased its first properties in May 1996. During the remainder of 1996, the Partnership acquired operating office properties, land and options to acquire land in four markets across the United States. During the nine months ended September 30, 1997, the Partnership continued buying properties and expanded into a fifth market. The following discussion focuses on the results of the Partnership's operations from March 6, 1996 (date of inception) to September 30, 1997. However, since the Partnership does not have a full nine months of operations for September 30, 1996 with which to compare the nine months ended September 30, 1997, the discussion below will explain variances between the two periods which will be largely impacted by the difference between minimal activity in 1996 versus full operations in 1997.


Results of Operations - Three Months Ended September 30, 1997 and 1996


     Real Estate Operating Revenue. As of September 30, 1997, the Partnership owned 46 operating properties, 44 of which, containing approximately 3.8 million square feet, were in service for the full three months ended September 30, 1997, as compared to 21 properties, 7 of which, containing approximately .8 million square feet, were in service for the full three months ended September 30, 1996. As a result, total real estate operating revenue increased $11.7 million, or
219.4 %, to $17.1 million for the three months ended September 30, 1997 as compared to $5.4 million for the three months ended September 30, 1996. The increase in revenue was primarily attributable to an $11.2 million and a $.5 million increase in rental revenue and real estate service income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions since the third quarter of 1996 which contributed approximately $10.9 million of additional rental revenue in the three month period ended September 30, 1997. Rental revenue from properties that were fully operating throughout both periods increased $.3 million. Real estate service income increased by $.5 million, or 498.2%, for the three months ended September 30, 1997 to $.6 million as compared to $.1 million for the three months ended September 30, 1996, primarily as a result of reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.


     Real Estate Operating Expenses. Total real estate operating expenses increased $8.2 million for the three months ended September 30, 1997, or 162.0%, to $13.2 million as compared to $5.0 million for the three months ended September 30, 1996. The net increase in operating expenses was attributable to a $5.0 million increase in property operating expenses, a $1.0 million increase in interest expense, a $.2 million increase in general and administrative expenses, and a $2.0 million increase in depreciation and amortization. The increase in operating expenses was primarily attributable to additional expenses associated with new acquisitions since the third quarter of 1996. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Partnership's business strategy and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization of the Partnership's real estate acquisitions.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


     Net Income. Net income of $3.9 million was earned for the three months ended September 30, 1997 as compared to $.3 million during the three months ended September 30, 1996. The comparability of net income between the two periods is impacted by the acquisitions the Partnership made and the other changes described above.


Results of Operations - Nine Months Ended September 30, 1997 and the period March 6, 1996 (Date of Inception) to September 30, 1996


     Real Estate Operating Revenue. As of September 30, 1997, the Partnership owned 46 operating properties, 25 of which, containing approximately 2.3 million square feet, were in service for the full nine months ended September 30, 1997, as compared to 21 properties, none of which were in service for the full nine months ended September 30, 1996. As a result, total real estate operating revenue increased $33.9 million, or 534.9%, to $40.2 million for the nine months ended September 30, 1997 as compared to $6.3 million for the period from March 6, 1996 to September 30, 1996. The increase in revenue was primarily attributable to an $32.6 million and a $1.2 million increase in rental revenue and real estate service income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions, which contributed approximately $32.6 million of additional rental revenue in the nine month period ended September 30, 1997. Real estate service income increased by $1.2 million, or 1,115.5%, for the nine months ended September 30, 1997 to $1.3 million as compared to $.1 million for the period from March 6, 1996 to September 30, 1996, primarily as a result of reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.


     Real Estate Operating Expenses. Total real estate operating expenses increased $25.8 million for the nine months ended September 30, 1997, or 427.8%, to $31.8 million as compared to $6.0 million for the period from March 6, 1996 to September 30, 1996. The net increase in operating expenses was attributable to a $14.6 million increase in property operating expenses, a $3.1 million increase in interest expense, a $1.3 million increase in general and administrative expenses, and a $6.8 million increase in depreciation and amortization. The increase in operating expenses was primarily attributable to additional expenses associated with new acquisitions during the nine months ended September 30, 1997. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Partnership's business strategy and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization of the Partnership's real estate acquisitions.


     Net Income. Net income of $8.4 million was earned for the nine months ended September 30, 1997 as compared to $.3 million during the period from March 6, 1996 to September 30, 1996. The comparability of net income between the two periods is impacted by the acquisitions the Partnership made and the other changes described above.



Cash Flows


     Net cash provided by operating activities increased $10.2 million, or 185.3%, to $15.7 million for the nine months ended September 30, 1997 as compared to $5.5 million for the period from March 6, 1996 to September 30, 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $1.2 million, to $155.3 million for the nine months ended September 30, 1997 as compared to $154.1 million for the period from March 6, 1996 to September 30, 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development, and construction in process. Net cash provided by financing activities decreased $10.3 million to $140.0 million provided for the nine months ended September 30, 1997 as compared to $150.3 million used for the period from March 6, 1996 to September 30, 1996, primarily as a result of a reduction in capital contributions associated with the acquisition of rental properties.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


Acquisitions


     During the three months ended September 30, 1997, the Partnership acquired one operating property totaling approximately 77,000 square feet and located in suburban Dallas. The property was acquired through the payment of $5.1 million in cash. In addition, in the three months ended on September 30, 1997, the Partnership has placed into service one operating property previously under development containing approximately 189,000 square feet.


Liquidity and Capital Resources


     The Partnership's total indebtedness at September 30, 1997 was $131.8 million, of which $30.0 million, or 22.8%, had a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness had an effective weighted average interest rate of 8.5% and had a weighted average term to maturity of 7.5 years. The Partnership is jointly and severally liable with CARC on a $450.0 million unsecured revolving line of credit. This line of credit bears interest at 1.000 percent above LIBOR. At September 30, 1997, on this line of credit, the Partnership had $30.0 million outstanding directly and had a joint and several guarantee on the remainder of the outstanding balance of $117.0 million. At September 30, 1997 CARC had total borrowing capacity under its unsecured line of credit of $378.0 million, allowing CARC and the Partnership to borrow up to an additional $231.0 million. At September 30, 1997, the total book value of the Partnership's assets was $478.8 million. The Partnership's debt as a percentage of total book value of its assets was 27.5%.


     The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership expects such expenditures to decrease in subsequent years as deferred maintenance activities are completed on recently acquired properties and as the emphasis of the Partnership's growth shifts from acquiring existing office properties to developing new properties. The Partnership anticipates that this shift from acquiring properties to developing properties will increase its need for short-term borrowings. The Partnership expects to meet these anticipated additional borrowing needs through the use of its unsecured line of credit (as described in the preceding paragraph). The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. As of September 30, 1997, the Partnership has 149,736 square feet under leases expiring on or before December 31, 1997. The Partnership intends to use cash flow from operations and its unsecured revolving line of credit facility to meet its working capital needs for its existing portfolio of operating assets.


     The Partnership also will require a substantial amount of capital for development projects currently underway and planned for the future. The Partnership currently has four development projects underway in which the Partnership has invested $27.2 million and which the Partnership expects to require a total investment by the Partnership of approximately $52.5 million. The Partnership intends to use cash flow from operations and its unsecured revolving credit facility to meet its working capital needs for its existing portfolio of operating assets.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


Building and Lease Information


     The 46 properties contain a total of approximately 4.1 million rentable square feet. Twelve properties are located in Southeast Denver (representing 29.6%), eleven properties are located in downtown and suburban Austin (representing 23.8% of the portfolio's net rentable square feet), ten properties are located in suburban Dallas (representing 23.6%), eight properties are located in suburban Salt Lake City (representing 11.3%), three properties are located in suburban Chicago (representing 7.8%) and two properties are located in Southern California (representing 3.9%). Each of the properties is wholly owned by the Partnership. The properties range in size from approximately 76,000 square feet to approximately 261,000 square feet. The Partnership acquired each of the properties at various times between May 1996 and September 30, 1997. All of the properties are managed by CARSI. In addition, as of September 30, 1997, the Partnership owns four properties under development that will contain approximately 414,000 square feet, and land and options to acquire land that will support the development of up to 1.7 million square feet of office space.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


The following table sets forth certain additional information relating to those properties owned as of September 30, 1997:


                                              The           Net
                                         Partnership's   Rentable
                                           Effective       Area
                              Number of     Property      (Square      Percent
Property                      Buildings    Ownership     Feet) (1)    Leased (2)
--------                      ---------    ---------     ---------    ----------

Southeast Denver
  Harlequin Plaza                 2          100.0%       327,711        96.2%
  Quebec Court I & II             2          100.0%       285,829       100.0%
  The Quorum                      2          100.0%       123,895        95.6%
  Greenwood Center                1          100.0%        75,866        97.1%
  Quebec Center                   3          100.0%       106,849        96.1%
  Panorama Corporate Center I     1          100.0%       100,542        98.7%
  JD Edwards                      1          100.0%       189,087       100.0%
Austin
  The Littlefield Complex (3)     2          100.0%       120,815        77.0%
  First State Bank (4)            1          100.0%       260,840        72.9%
  Norwood Tower                   1          100.0%       111,994        74.9%
  Great Hills Plaza               1          100.0%       135,333       100.0%
  The Setting                     3          100.0%       132,647        97.9%
  Park North                      2          100.0%       132,923        66.3%
  Balcones Center                 1          100.0%        75,761        83.5%
Salt Lake City
  Sorenson Research Park          5          100.0%       285,144       100.0%
  Draper Park North               3          100.0%       178,098       100.0%
Dallas
  Greyhound                       1          100.0%        92,890       100.0%
  Search Plaza                    1          100.0%       151,048        94.5%
  Quorum North                    1          100.0%       117,790        80.2%
  Cedar Maple                     3          100.0%       112,176        96.1%
  Quorum Place                    1          100.0%       176,562        91.0%
  Tollhill East & West            2          100.0%       237,709        87.0%
  Two Mission Park                1          100.0%        76,933        89.1%
Suburban Chicago
  Bannockburn Lake I & II         2          100.0%       209,860        98.7%
  Bannockburn IV                  1          100.0%       108,470        98.7%
Southern California
  South Coast
     Executive Center             2          100.0%       161,301        95.6%
                                ---                     ---------       -----
Total                            46                     4,088,073
                                ===                     =========
Weighted Average                                                         92.3%
                                                                        =====
----------


(1)  Includes office and retail space but excludes storage space.


(2) Includes space for leases that have been executed and have commenced as of September 30, 1997.


(3) The Partnership owns the improvements on the land and has a leasehold interest in all or a portion of the underlying land.


(4)  This property was sold in October 1997.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


     The following table sets out a schedule of the lease expirations for leases in place at those Properties owned as of September 30, 1997:



                                                 Net Rentable
                                                Area Subject to
                                                Expiring Leases
               Year of Lease Expiration        (square feet) (1)
               ------------------------        -----------------
               1997.......................          149,736
               1998.......................          527,121
               1999.......................          503,515
               2000.......................          397,908
               2001.......................          797,769
               2002.......................          456,461
               2003.......................          257,372
               2004.......................          145,284
               2005.......................            2,171
               2006 and thereafter                  535,789


----------
(1)  Excludes 314,947 square feet of vacant space.

                                     Part II
OTHER INFORMATION


Item 1.   Legal Proceedings.


                  None


Item 2.   Changes in Securities.


                  None


Item 3.   Defaults Upon Senior Securities.


                  None


Item 4.   Submission of Matters to a Vote of Security Holders.


                  None


Item 5.   Other Information.


                  None


Item 6.   Exhibits and Reports on Form 8-K.


          (a)  Financial Statements and Financial Statement Schedules


               See "Index to Financial Statements and Schedule" on page F-1 of this Form 10.


          (b)  Exhibits

               4.1 Indenture dated as of July 1, 1997 among CarrAmerica Realty Corporation, the Partnership and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 of CarrAmerica Realty Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

               10.1 Second Amended and Restated Revolving Credit Agreement
                    dated as of September 15, 1997 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., the Partnership, Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.1 of CarrAmerica Realty Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).


         27.1  Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
     its general partner







/s/ Thomas A. Carr
--------------------------------------------
Thomas A. Carr, President






/s/ Brian K. Fields
--------------------------------------------
Brian K. Fields, Chief Financial Officer,
Treasurer and Vice President






Date:    November 14, 1997

                                  Exhibit Index



Exhibit   Description                                                       Page
-------   -----------                                                       ----


     (a)  Financial Statements and Financial Statement Schedules


          See "Index to Financial Statements and Schedule" on page F-1 of this Form 10.


     (b)  Exhibits

          4.1 Indenture dated as of July 1, 1997 among CarrAmerica Realty Corporation, the Partnership and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 of CarrAmerica Realty Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

          10.1 Second Amended and Restated Revolving Credit Agreement dated as of September 15, 1997 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., the Partnership, Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.1 of CarrAmerica Realty Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).


         27.1  Financial Data Schedule.