Form 10-K405
period 1997-12-31
CARRAMERICA REALTY L P
filed 1998-03-31
CIK 1040554

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For fiscal year ended December 31, 1997

         OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _________

                            Commission file Number 0-22741

                               CARRAMERICA REALTY, L.P.
                -----------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)


              Delaware                              52-1976308
   -------------------------------         ------------------------------------
   (State or other Jurisdiction or         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

             1700 Pennsylvania Avenue, N.W.
                     Washington, D.C.                         20006
         ---------------------------------------           ----------
         (Address of Principal Executive Offices)          (Zip Code)

         Registrant's telephone number, including area code:  (202) 624-7500

         Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities to be registered pursuant to Section 12(g) of the Act: Units of Partnership Interest

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of March 4, 1998, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed) the aggregate market value of the 1,777,587 units of partnership Interest held by non-affiliates of the registrant was approximately $52.9 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $29.75 on the New York Stock Exchange composite tape on such date.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Shareholders Meeting of CarrAmerica Realty Corporation to be held in 1998 and the Annual Report on Form 10-K of Carr America Realty Corporation for the year ended December 31, 1997 are incorporated by reference herein.

================================================================================

PART 1

Item 1.           BUSINESS

General

         CarrAmerica Realty, L.P., a Delaware limited partnership (the "Partnership"), was organized in March 1996 and its activities as of March 1, 1998 included the acquisition, development, ownership and operation of office properties primarily in select suburban growth markets across the United States. The Partnership's portfolio, as of March 1, 1998, consisted of (i) 54 operating properties containing approximately 4.8 million rentable square feet of space located in suburban Austin, Southeast Denver, suburban Dallas, suburban Salt Lake City, suburban Chicago, suburban Seattle, San Francisco Bay Area and Orange County/Los Angeles (the "Properties"), (ii) eight properties under construction that will contain approximately 797,000 square feet of space, and (iii) land that is expected to support the future development of up to 1.2 million square feet of space. The Properties owned as of December 31, 1997 were 96.4% leased as of that date. Each of the Properties is wholly owned by the Partnership.

         The Partnership is managed indirectly by CarrAmerica Realty Corporation, a Maryland corporation (together with its subsidiaries, including the Partnership, "CarrAmerica"). CarrAmerica indirectly serves as the sole general partner, of the Partnership and indirectly owned approximately 87% of the units of partnership interest ("Units") in the Partnership as of December 31, 1997. CarrAmerica is a real estate investment trust (a "REIT") for federal income tax purposes and its shares of common stock, $.01 par value per share ("Common Stock"), are listed on the New York Stock Exchange under the symbol "CRE."

         CarrAmerica is a fully integrated, self-administered and self-managed REIT that focuses primarily on the acquisition, development, ownership and operation of office properties in select suburban growth markets across the United States. As of March 1, 1998, CarrAmerica owned a greater than 50% interest in a portfolio of 256 operating office properties, and 41 properties under construction. These 256 operating properties contain an aggregate of approximately 19.9 million square feet and the 41 properties under construction will contain approximately 3.7 million square feet. The operating properties as of December 31, 1997 were 95.9% leased as of that date, with approximately 1,400 tenants.

         CarrAmerica and its predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 35 years. In November 1995, CarrAmerica announced a strategic alliance with a wholly-owned subsidiary of Security Capital U.S. Realty (together with Security Capital U.S. Realty, "SC-USREALTY"), a European real estate operating Company which owns strategic positions in selected real estate companies in the United States. As of February 28, 1998, SC-USREALTY owned approximately 44.1% of the outstanding common stock of CarrAmerica (39.3% on a fully diluted basis).

         CarrAmerica organized and administers the Partnership as a means of acquiring, developing, owning and operating certain properties within its portfolio. All of the Partnership's properties, as well as its financial condition and results of operations, are reported as part of the consolidated properties, financial condition and results of operations of CarrAmerica. The Partnership is required to report separately by means of this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because it is the guarantor of certain publicly held debt of CarrAmerica. As of December 31, 1997, approximately 23% of the total assets of CarrAmerica were owned by the Partnership or its subsidiaries.

         The Partnership is capitalized through the issuance of Units. CarrAmerica, through its wholly owned subsidiary, CarrAmerica Realty GP Holdings, Inc., a Delaware corporation ("GP Holdings"), serves as the sole general partner of the Partnership and owned a 1.0% general partner interest (in the form of Units) in the Partnership as of December 31, 1997. In addition, CarrAmerica, through its wholly owned subsidiary, CarrAmerica Realty LP Holdings, Inc., a Delaware corporation ("LP Holdings"), owned an approximate 86% limited partnership interest (in the form of Units) in the Partnership as of December 31, 1997. The remaining Units are owned by persons who received such Units in connection with the contribution to the Partnership of interests in certain Properties. The Partnership has approximately 90 employees, including approximately 70 on-site employees.

Business Strategy

         The Partnership is an integral part of CarrAmerica, and its operations and strategic direction are defined by CarrAmerica. CarrAmerica's primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value through a strategy of (i) acquiring, developing, owning and operating office properties primarily in suburban markets throughout the United States that exhibit strong, long-term growth characteristics and (ii) maintaining and enhancing a national operating system that provides corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local level. CarrAmerica has focused its investments primarily in suburban markets throughout the United States because it believes that the suburban markets provide growth oriented companies and their employees with workplace locations which have lower operating costs, greater convenience and a higher quality of life than traditional central business district locations.

         Target Markets. CarrAmerica has focused its acquisition and development activity in markets of the United States, which generally possess strong long-term growth characteristics. Within these markets, CarrAmerica is targeting specific submarkets in which (i) operating costs for businesses are relatively low, (ii) long-term population and job growth generally are expected to exceed the national average, (iii) large, well-educated employment pools exist, and
(iv) barriers to entry exist for new supplies of office space. CarrAmerica has established a local presence in each of its existing target markets through its investment activity and through relationships established by its experienced market officers. CarrAmerica's target markets include the following: Suburban Atlanta, Suburban Austin, Suburban Chicago, Suburban Dallas, Southeast Denver, Tampa, Florida, Boca Raton, Florida, Orange County/Los Angeles, Suburban Phoenix, Suburban Portland, Oregon, Sacramento, Suburban Salt Lake City, San Diego, San Francisco Bay Area, Suburban Seattle and metropolitan Washington, D.C.

         For each identified target market, CarrAmerica has established a set of general guidelines and physical characteristics to evaluate investment opportunities. All investment decisions are driven by real estate research, focusing on variables such as composition of economic base rate, and composition of job growth and office space supply and demand fundamentals. During 1997, CarrAmerica believes that it met its critical mass threshold in substantially all of its target markets. By achieving such critical mass, CarrAmerica believes that it is able to better serve its customers' needs, realize certain operating efficiencies and achieve sustainable long-term per share cash flow growth and maximize stockholder value.

         Operating Property Acquisitions. In November 1995, CarrAmerica implemented a major initiative to acquire operating office properties in order to establish the operating platform for its national business strategy. Between January 1, 1996 and March 1, 1998, CarrAmerica acquired 241 operating properties containing approximately 16.7 million square feet, resulting in an approximate 500% increase in the total square footage of operating properties in which CarrAmerica has a majority interest. These properties were acquired for an aggregate purchase price of approximately $1.9 billion.

         Development Program. Development of office properties is an increasingly important component of CarrAmerica's growth strategy as attractive acquisition opportunities diminish due to the influx of capital into the office property market. CarrAmerica believes that long-term investment returns resulting from properties it develops generally will exceed those from properties it acquires, and CarrAmerica will not assume significantly increased investment risks. CarrAmerica minimizes its development risk by employing extensively trained and experienced development personnel, by avoiding the assumption of entitlement risk in conjunction with land acquisitions and by entering into guaranteed maximum price (GMP) construction contracts with seasoned and credible contractors. Most importantly, CarrAmerica carefully analyzes the supply and demand characteristics of a target market before commencing inventory development in the market. In general, CarrAmerica will only undertake inventory development (which excludes properties under construction that have been substantially pre-leased) in markets with strong real estate fundamentals, and then CarrAmerica generally will construct office buildings attractive to a wide range of office users. CarrAmerica's research-driven development program enables it to tailor its development activities in each target market, from inventory development, to build-to-suit projects, to holding land for future development. From January 1, 1997 to March 1, 1998, CarrAmerica placed in service nine development properties containing approximately 780,000 square feet. The total cost of these development properties was $99.1 million and CarrAmerica expects that the first year stabilized unleveraged return of these properties will be 11.7%. In addition, as of March 1, 1998, CarrAmerica had an additional 41 properties under construction that will contain approximately 3.7 million square feet.

         Investments in Land Held for Future Development. CarrAmerica believes that acquiring land to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates, barriers to entry for new supplies of office space and increasing rental rates. CarrAmerica also believes that the long-term investment returns available to it on office properties it develops generally will exceed those of office property acquisition opportunities currently available to CarrAmerica. In addition to its portfolio of operating properties and projects currently under development, CarrAmerica owned or controlled, as of March 1, 1998, land in 15 of its target markets that is expected to support future development of up to 5.9 million square feet. CarrAmerica believes that acquiring land to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates.

         National Operating System. As part of its business strategy, CarrAmerica has developed and will continue to enhance a national operating system to provide nationally coordinated customer service, marketing and development. CarrAmerica's national operating system consists of three components: (i) a Market Officer Group, currently consisting of 11 market officers focused on developing and maintaining strong local relationships with CarrAmerica's customers and the brokerage community and identifying investment opportunities for CarrAmerica; (ii) a Corporate Services Group, which is dedicated to marketing CarrAmerica's office space to a targeted list of companies; and (iii) a National Development Group, which is responsible for developing office properties, build-to-suit facilities and business parks. CarrAmerica's national operating system is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. CarrAmerica believes that through its existing portfolio of operating properties, property development opportunities and land acquired and currently held for future development, CarrAmerica can generate incremental demand through the relocation and expansion needs of many of its customers, both within a single target market and in multiple target markets.

         Market Officer Group. The Market Officer Group currently consists of 11 market officers who cover the 16 target markets in which CarrAmerica currently owns properties. These market officers are responsible for maximizing the performance of CarrAmerica's properties in their markets and ensuring that the needs of CarrAmerica's customers are consistently being met. Because they meet with CarrAmerica's customers on a regular basis, market officers are cognizant of and responsive to customers' relocation or expansion needs. The market officers have extensive knowledge of local conditions in their respective markets and, therefore, are invaluable in identifying attractive investment opportunities in their markets. In addition, through their contact with customers, market officers are well positioned to help the Corporate Services Group identify customers with new build-to-suit and multi-market requirements.

         Corporate Services Group. CarrAmerica established the Corporate Services Group in 1997. This group is responsible for marketing CarrAmerica's properties, build-to-suit capabilities and the national scope of CarrAmerica's operations to a targeted list of major corporate users . The Corporate Services Group acts as a primary point of contact for national customers, coordinating all of the office space CarrAmerica offers and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

         National Development Group. The National Development Group is responsible for developing office properties, build-to-suit facilities and business parks. CarrAmerica's development team currently has over 40 professionals consisting of architects, engineers and construction professionals across the United States who have an average of over 15 years of experience developing office properties. This team of development professionals oversees every aspect of CarrAmerica's land planning, building design, construction and development of office properties, ensuring that all projects meet the same high standards and uniform specifications in building design and systems. CarrAmerica believes that the National Development Group's expertise has given CarrAmerica a competitive edge in marketing its facilities and services to customers.

         Asset Optimization. As a component of its business strategy, CarrAmerica may dispose of assets that become inconsistent with its long-term strategic or return objectives or where market conditions for disposition are favorable. CarrAmerica would then redeploy the proceeds of such dispositions into other office properties (utilizing tax-deferred exchanges where possible). Consistent with this strategy, during 1997, CarrAmerica disposed of seven properties containing approximately 664,000 square feet for approximately $68 million in value. CarrAmerica recognized a gain of $5.4 million in conjunction with these transactions. In addition, in January 1998, CarrAmerica disposed of an additional property containing 267,000 square feet for approximately $78 million in value, resulting in a gain of $43.8 million. CarrAmerica also may consider disposing of additional properties or interests in properties, some of which may be significant. CarrAmerica, however, has agreed with SC-USREALTY to use its reasonable efforts to dispose of properties only through tax-deferred exchanges (and CarrAmerica also is subject to other similar restrictions with respect to certain properties acquired by the Partnership and Carr Realty, L.P.).

Recent Developments

         From January 1, 1997 to March 1, 1998, the Partnership invested approximately $361.8 million ($188.2 million in cash, the assumption of $147.6 million of debt and the issuance of $26.0 million in Units) in 30 operating properties containing approximately 2.6 million square feet and land which is expected to support the development of approximately 1.1 million square feet. The Partnership developed and placed into service two properties containing an aggregate of approximately 290,000 square feet and placed under construction 8 properties which will contain an aggregate of approximately 797,000 square feet. The table below provides certain information by market regarding the operating properties acquired between January 1, 1997 and March 1, 1998:

                                        Purchase
                                          Price
Region/Market                              (in       Number of      Rentable
                                        millions)    Properties   Square Feet
------------------------------------   ------------  ----------- -------------
PACIFIC REGION
     San Francisco Bay Area              $ 14.8           1           70,000
     Orange County / Los Angeles           44.9           3          252,000
     Suburban Seattle                      12.7           1           95,000
CENTRAL REGION
     Suburban Chicago                      43.2           3          318,000
     Suburban Austin                       15.6           2          171,000
     Suburban Dallas                       69.8           8          717,000
MOUNTAIN REGION
     Suburban Salt Lake City               50.1           8          463,000
     Suburban Phoenix                      92.1           4          533,000
                                       ------------  ----------- -------------
         Total                         $  343.2          30        2,619,000
                                       ============  =========== =============

         The following table provides certain information regarding the development activity on the Partnership's land (including land subject to options), all of which was acquired between January 1, 1997 and March 1, 1998:

                                      Square Feet           Future
                                         Under         Buildable Square
  Region/Market                      Construction           Footage
  ------------------------------    ---------------    ------------------

     Suburban Salt Lake City             50,000              193,000
     Suburban Dallas                    250,000              605,000
                                    ---------------    ------------------
         TOTAL                          300,000              798,000
                                    ===============    ==================

         In addition, CarrAmerica contributed three operating office properties containing approximately 241,000 square feet, one office property under construction which will contain approximately 101,000 square feet of office space and options to acquire land which is expected to support the future development of four office properties.

Forward-Looking Statements

         Certain statements contained herein involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CarrAmerica and the Partnership or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: national and local economic, business and real estate conditions that will, among other things, affect demand for office properties, availability and creditworthiness of tenants, the level of lease rents and the availability of financing for both tenants and CarrAmerica and the Partnership, adverse changes in the real estate, including, among other things, competition with other companies, risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget), governmental approvals, actions and initiatives, and environmental/safety requirements.


Item 2.  PROPERTIES

         General. As of December 31, 1997, the Partnership owned 53 operating office properties ranging from two to 12 stories each, located in nine target markets across the United States. As of December 31, 1997, the Partnership also owned eight office properties under development. Except as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Partnership has no immediate plans to renovate its operating office properties other than for routine capital maintenance. The Partnership believes its properties are adequately covered by insurance. The Partnership believes that, as a result of CarrAmerica's national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of office properties, the Partnership will continue to be able to identify and consummate acquisition and development opportunities and to operate its portfolio more effectively than competitors without such capabilities. The Partnership, however, competes in many of its target markets with other real estate operators, some of which may have been active in such markets for a longer period than the Partnership.

General

         The following table sets forth certain information about each operating property owned by the Partnership as of December 31, 1997:

                                                 The
                                            Partnership's         Net                       Total
                                              Effective         Rentable                  Annualized     Average Base
                                               Property           Area         Percent   Base Rent(3)   Rent Per Leased
Property                                      Ownership     (square feet)(1)  Leased(2)  in thousands)   Square Foot(4)
--------                                      ---------     ----------------  ---------  -------------  ---------------
Consolidated Properties

Southern California,
Orange County/Los Angeles:
South Coast Executive Centre                     100.0%           160,301          94.9%   $  3,078       $  20.23
   (2 Properties)
2600 W. Olive                                    100.0            145,304         100.0       3,051          21.00
Bay Technology Center (2 Properties)             100.0            107,481         100.0       1,570          14.61

Northern California,
San Francisco Bay Area:
San Mateo I                                      100.0             70,000         100.0       2,394          34.20
San Mateo II and III (2 Properties)              100.0            140,675          94.8       3,346          25.08


Suburban Seattle:
Canyon Park Business Plaza                       100.0             95,290         100.0       1,358          14.25
   (formerly Tract 17)

Austin, Texas:
Great Hills Plaza                                100.0            135,333         100.0       2,155          15.92

Balcones Center                                  100.0             75,761          80.2         940          15.47

Park North (2 Properties)                        100.0            132,923          88.4       1,775          15.11
City View Centre (formerly The Settings)         100.0            132,647          95.8       2,136          16.81
   (3 Properties)
Tower of the Hills (2 Properties)                100.0            171,157          98.1       2,332          13.89

Suburban Chicago:
Bannockburn Lake Office Plaza I & II
   (2 Properties)                                100.0            209,860         100.0       3,248          15.48
Bannockburn Lake Office Plaza IV                 100.0            108,470          98.7       1,681          15.70

Property                                                     Significant Tenants(5)
--------                                                     ---------------------
Consolidated Properties

Southern California,
Orange County/Los Angeles:
South Coast Executive Centre                                 State Compensation Insurance Fund (33%)
   (2 Properties)
2600 W. Olive                                                The Walt Disney Company (89%)
Bay Technology Center (2 Properties)                         AMRESCO (100%)

Northern California,
San Francisco Bay Area:
San Mateo I                                                  Franklin Resources (100%)
San Mateo II and III (2 Properties)                          Franklin Resources, Inc. (37%), Peoplesoft/Red
                                                             Pepper (20%)

Suburban Seattle:
Canyon Park Business Plaza                                   Microsoft (100%)
   (formerly Tract 17)

Austin, Texas:
Great Hills Plaza                                            First USA Management, Inc. (48%), Blue Cross (24%),
                                                             Skjerven Morrill, Machpherson (13%), Businesssuites (12%)
Balcones Center                                              Medianet (37%), Austin Diagnostic Clinic (15%), Amil
                                                             International Ins. (11%)
Park North (2 Properties)                                    CSC Continuum Inc. (28%)
City View Centre (formerly The Settings)                     Holt, Rinehart & Winston (78%), Barter Exchange (13%)
   (3 Properties)
Tower of the Hills (2 Properties)                            Texas Guaranteed Student (67%)

Suburban Chicago:
Bannockburn Lake Office Plaza I & II
   (2 Properties)                                            IMC Global (38%), Deutsche Credit Corp. (36%)
Bannockburn Lake Office Plaza IV                             Open Text (35%), Abbott Laboratories (11%), NY Life
                                                             Insurance (10%)

                                                 The
                                            Partnership's         Net                       Total
                                              Effective         Rentable                  Annualized     Average Base
                                               Property           Area         Percent   Base Rent(3)   Rent Per Leased
Property                                      Ownership     (square feet)(1)  Leased(2)  in thousands)   Square Foot(4)
--------                                      ---------     ----------------  ---------  -------------  ---------------
Dallas, Texas:
Greyhound                                        100.0%            92,890      100.0%    $     845        $    9.10
Search Plaza                                     100.0            151,176       95.3         2,408            16.72
Quorum North                                     100.0            113,420       80.1         1,471            16.19

Quorum Place                                     100.0            176,260       91.9         2,413            14.91
Cedar Maple Plaza (3 Properties)                 100.0            112,185       96.1         1,923            17.84
Tollhill East & West (2 Properties)              100.0            238,808       90.1         3,106            14.44
Two Mission Park                                 100.0             76,933       85.6           832            12.64

Southeast Denver:
Harlequin Plaza (2 Properties)                   100.0            327,711       98.0         4,720            14.70

Quebec Court I & II (2 Properties)               100.0            287,041      100.0         2,887            10.06

Greenwood Center                                 100.0             75,866       75.6           971            16.93
Quebec Center (3 Properties)                     100.0            106,849       97.7         1,467            14.05

Panorama Corporate Center I                      100.0            100,542       98.7         2,019            20.34

JD Edwards Building                              100.0            189,087      100.0         2,716            14.36

Phoenix, Arizona:
US West (4 Properties)                           100.0            532,506      100.0         8,129            15.27

Salt Lake City, Utah:
Sorenson Research Park (5 Properties)            100.0            285,144       99.1         3,262            11.55



Wasatch Corporate Center (formerly Draper        100.0            178,098      100.0         1,961            11.01
   Park North) (3 Properties)                                     -------      -----         -----            -----

TOTAL CONSOLIDATED PROPERTIES:                                  4,729,718                 $ 70,193
                                                                =========                 ========
WEIGHTED AVERAGE                                                                96.4%                      $  15.40
                                                                                ====                       ========



Property                                           Significant Tenants(5)
--------                                           ----------------------
Dallas, Texas:
Greyhound                                          Greyhound Lines (100%)
Search Plaza                                       Basic Capital Management (34%)
Quorum North                                       Digital Matrix Systems (20%),  HQ Dallas Quorum North
                                                   (14%), ElectronicTransmissions (10%)
Quorum Place                                       VHASouthwest, Inc. (22%), Objectspace (16%)
Cedar Maple Plaza (3 Properties)                   Fidelity National Bank (12%)
Tollhill East & West (2 Properties)                Digital Equipment Corporation (22%)
Two Mission Park                                   Bland Garvey and Taylor (16%)

Southeast Denver:
Harlequin Plaza (2 Properties)                     Travelers Insurance (21%), Bellco First Federal
                                                   Credit Union (12%)
Quebec Court I & II (2 Properties)                 Time Warner Communications (45%), Alert Centre
                                                   (37%), TCI Digital Satellite (17%)
Greenwood Center                                   General Motors Corp. (33%)
Quebec Center (3 Properties)                       Gordon Gumeeson & Associates (12%), Walberg & Dagner (11%)
Panorama Corporate Center I                        Teleport Communications Group (70%), Sprint
                                                   Spectrum, LP (11%)
JD Edwards Building                                JD Edwards (100%)

Phoenix, Arizona:
US West (4 Properties)                             US West Business Resources (100%)

Salt Lake City, Utah:
Sorenson Research Park (5 Properties)              Foundation Health Corp (24%), Matrix Marketing,  Inc.
                                                   (22%), Datachem Laboratories, Inc. (20%), Dayna
                                                   Communications, Inc. (14%), ITT Educational Services (12%)
Wasatch Corporate Center (formerly Draper          Advanta Financial Corp (28%),  Times Mirror Training,
   Park North) (3 Properties)                      Inc. (23%), Fonix Corp. (14%), Keytex Corp (14%),
                                                   Novus Credit Services, Inc. (12%)




--------------------
(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of December 31, 1997.
(3) Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations, and (iv) parking rents.
(4) Calculated as total annualized base rent divided by net rentable area leased.
(5) Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).

         Occupancy, Average Rentals and Lease Expirations. As of December 31, 1997, 96.4% of the aggregate net rentable square footage in the Partnership's 53 operating office properties was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for office and retail space combined for the past two years at each of the dates indicated:


                                                                  Average
                                         Percent              Annualized Rent             Number of
                                        Leased at               Per Leased               Consolidated
              December 31,               Year End             Square Foot (1)             Properties
          ----------------------     -----------------     ----------------------    ---------------------
                  1997                      96.4%                $  17.10                     53
                  1996                      89.7                    13.93                     25

---------------------
(1) Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.


         The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1997 in each of the next ten years beginning with 1998 and thereafter for the Partnership's 53 operating office properties, assuming that no tenants exercise renewal options:


                                                        Net                Annual              Percent of
                                                   Rentable Area         Base Rent          Total Annual Base
                                 Number of          Subject to             Under                  Rent
           Year                Tenants With          Expiring             Expiring             Represented
         of Lease                Expiring           Leases (1)             Leases              by Expiring
        Expiration                Leases           (square feet)       (in thousands)            Leases
---------------------------   ----------------   ------------------  -------------------   --------------------
1998                                133                 581,000           $  9,315                 13.3%
1999                                107                 549,000              8,259                 11.8
2000                                 94                 456,000              8,476                 12.1
2001                                 83                 781,000             10,653                 15.2
2002                                 52                 512,000              9,152                 13.0
2003                                 19                 232,000              3,134                  4.5
2004                                 18                 389,000              5,662                  8.1
2005                                  1                   2,000                 38                  0.1
2006                                  9                 178,000              2,676                  3.8
2007                                  7                 611,000              9,056                 12.8
2008 and thereafter                   6                 268,000              3,772                  5.3

----------------------
(1) Excludes 171,000 square feet of space that was vacant as of December 31, 1997.


         US West. Because the aggregate gross revenues of the four properties that constitute US West were in excess of 10% of the Partnership's total gross revenues for 1997 and for the period from March 6, 1996 (the date of the Partnership's inception) to December 31, 1996, additional information regarding US West is provided below.

         US West was developed in 1988. The complex includes four buildings, three of which are located in suburban Phoenix and one in Tucson. The Partnership has no immediate plans to renovate US West (other than for routine capital maintenance) and believes that US West is adequately covered by insurance.

         As of December 31, 1997, approximately 100.0% of the rentable square footage in the four buildings constituting US West was leased. The percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for US West is not available because US West was purchased by the Partnership in December 1997 (or approximately 532,000 square feet). At December 31, 1997, U.S. West Business Resources occupied 100% of the space (or approximately 532,000 square feet) pursuant to a lease which expires in 2007. U.S. West has two five-year options to extend their lease at the then prevailing market rates, provided notice is given no later than July 1, 2006 on the first option and July 1, 2011 on the second option. The current annual base rent under this lease, excluding operating recoveries, is approximately $8,129,000.

         The aggregate tax basis of depreciable real property of the office properties constituting US West for federal income tax purposes was approximately $58.0 million as of December 31, 1997. Depreciation is computed on the Modified Accelerated Cost Recovery System (MACRS) over the estimated useful lives of the real property over 39 years. No personal property was purchased with these office properties.

         The current realty tax rate for the four buildings that constitute US West range from $4.8222 to $10.5124 per $100 assessed value. The annual tax for the four buildings range from approximately $226,000 to $772,000 based on assessed values ranging from $2,096,000 to $9,462,000.

         Mortgage Financing. As of December 31, 1997, certain of the Partnership's 53 operating office properties were subject to fixed rate mortgage indebtedness in an aggregate principal amount of $186 million. The Partnership's fixed rate mortgage debt bears an effective weighted average interest rate of 8.1% and a weighted average maturity of 6.6 years (assuming loans callable before maturity are called as early as possible). Certain information regarding fixed rate mortgage indebtedness is set forth in the table below as of December 31, 1997:


                                                                                                                Estimated
                                                             Principal      Annual Debt                        Balance Due
                                              Interest        Balance         Service          Maturity        at Maturity
Property                                        Rate      (in thousands)   (in thousands)        Date         (in thousands)
--------                                        ----       ------------     ------------         ----          ------------
US West                                         6.50%       $ 11,562         $      (1)          1/9/98       $       (2)
2600 W. Olive                                   7.52          19,517           1,994             6/1/98        19,264 (2)
South Coast Executive Center                    9.01          10,226           1,015            5/31/99        10,103 (2)
Quorum Place                                    6.99           7,719             665           11/15/00         7,327 (2)
Bannockburn Lake Office Plaza I & II            9.52          20,464           2,801            8/31/01        16,835 (2)
Quorum North                                    8.27           6,658             640            12/1/01         6,258 (2)
Canyon Park Business Plaza
    (formerly Tract 17)                         9.13           5,822             713            12/1/04         4,071 (2)

US West                                         7.92          57,584           8,495            12/1/05               (3)
Wasatch Corporate Center
    (formerly Draper Park North)                8.15          12,834           1,220             1/2/07        10,569 (3)
Sorenson Research Park                          7.75           2,737             328             7/1/11               (3)
Harlequin Plaza  and Quebec Court I & II        8.50          29,411           2,899            5/31/11        19,586 (2)
Sorenson Research Park                          8.88           1,681             182             5/1/17               (3)
                                                             -------             ---
         Total                                             $ 186,215        $ 20,952
                                                             =======          ======

------------------
(1)  Note was repaid in full in January 1998.
(2)  Currently prepayable at the rates stated in the loan documents.
(3)  Note will be fully repaid at maturity.

         For additional information regarding the Partnership's office properties and their operation, see "Item 1, Business."

Item 3.  LEGAL PROCEEDINGS

         The Partnership is party to a variety of legal proceedings arising in the ordinary course of its business. All of these matters, taken together, are not expected to have a material adverse impact on the Partnership.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


PART II


Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Units. As of December 31, 1997, there were 23 holders of record of Units. As of December 31, 1997, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 1997, there were no Units that could be sold pursuant to Rule 144 under the Securities Act of 1993, as amended (the "Securities Act"), or that the Partnership has agreed to register under the Securities Act for sale by Unit holders, and there were no Units that are being, or have been publicly proposed to be, publicly offered by the Partnership.

         Each Unit held by persons other than GP Holdings or LP Holdings is (subject to certain holding period limitations) redeemable for cash equal to the value of a share of common stock of CarrAmerica or, at the option of GP Holdings, common stock of CarrAmerica on a one-for-one basis. For a presentation of the high and low trading prices of CarrAmerica's common stock for the last two years, see "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters" in CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 CarrAmerica 10-K").

         The Partnership has made regular quarterly distributions of $0.4375 per Class A Unit (prorated where appropriate to reflect ownership of Units for less than the full period to which such distribution relates) since the second quarter of 1996. A distribution of $.4375 per Class B Unit also was made for each of the second and third quarters of 1996. The Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of GP Holdings, its sole general partner, out of any funds legally available for that purpose. For the fourth quarter 1997, the Partnership increased its quarterly distribution, to be paid in the first quarter of 1998, from $0.4375 to $0.4625.

Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information for the Partnership as of and for the year ended December 31, 1997, as of December 31, 1996 and for the period from March 6, 1996 (date of inception) to December 31, 1996.

         The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K and the financial statements and notes thereto included in this Form 10-K.


                                                                  March 6, 1996
                                                                     (date of
                                                                    inception)
                                                   Year Ended        through
                                                  December 31,     December 31,
                                                      1997            1996
                                                      ----            ----
                                                      (amounts in thousands
                                                        except Other Data)
Operating Data:
  Real estate operating revenue                     $  60,469        $  13,376
  Real estate operating expenses:
    Property operating expenses                        25,804            6,546
    Interest expense                                    6,792            1,475
    General and administrative expenses                 3,473              680
    Depreciation and amortization                      13,146            3,148
  Real estate operating income                         11,254            1,527
  Net income                                           16,693            1,556
  Cash distributions paid to Unit holders               1,124            2,050
Balance Sheet Data (at period end):
  Real estate, before accumulated depreciation      $ 624,085        $ 238,073
  Total assets                                        636,568          241,217
  Mortgages and notes payable                         241,715           51,744
  Total Unit holders' (partners') capital             377,615          180,933
Other Data (at period end):
  Units outstanding                                13,694,260        7,520,401
  Number of properties                                     53               25
  Square footage                                    4,730,000        2,295,000



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is based primarily on the Consolidated Financial Statements, of the Partnership as of December 31, 1997, and for the year ended December 31, 1997 and the period from March 6, 1996 (Date of Inception) to December 31, 1996. The comparability of the periods is significantly impacted by acquisitions made during 1997 and 1996 and the Partnership not having a full 12 months of operations for the period ended December 31, 1996, since the Partnership did not acquire any assets until May 1996, with which to compare the 12 months ended December 31, 1997. As of December 31, 1996 the Partnership owned 25 properties. This number grew to 53 properties by December 31, 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS - 1997 TO 1996

         Real Estate Operating Revenue. Total real estate operating revenue increased $47.1 million, or 352.1%, to $60.5 million for 1997 as compared to $13.4 million for 1996. The increase in revenue was primarily attributable to a $44.4 million and a $2.7 million increase in rental revenue and real estate service income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed the additional rental revenue in 1997. Other real estate operating income increased $2.7 million in 1997 as a result of reimbursements from an affiliate, related to certain services the Partnership personnel provided to the affiliate.

Real Estate Operating Expenses. Total real estate operating expenses increased $37.4 million for 1997, or 315.4%, to $49.2 million as compared to $11.8 million for 1996. The net increase in operating expenses was attributable to a $19.3 million increase in property operating expenses, a $5.3 million increase in interest expense, a $2.8 million increase in general and administrative expenses, and a $10.0 million increase in depreciation and amortization. Property operating expenses increased as a result of property acquisitions. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of new staff. The increase in depreciation and amortization is predominately a result of additional real estate acquisitions.

Other Operating Income. Other operating income increased $5.4 million for 1997, as compared to 1996, primarily due to an increase in interest income and gains on the disposition of six operating office properties.

Net Income. Net income of $16.7 million was earned for 1997 as compared to $1.6 million during 1996. The comparability of net income between the two periods is impacted by the acquisitions of operating properties, the Partnership not having a full 12 months of operations for the period ended December 31, 1996 with which to compare the 12 months ended December 31, 1997 and the other changes described above.

Cash Flows. Net cash provided by operating activities increased $10.8 million, or 114.7%, to $20.2 million for 1997 as compared to $9.4 million for 1996, primarily as a result of the acquisitions of operating properties. Net cash used by investing activities increased $15.4 million, to $215.5 million for 1997 as compared to $200.1 million for 1996, primarily as a result of capital deployed by the Partnership for acquisitions of office properties, land held for future development and construction in progress. Net cash provided by financing activities increased $3.3 million, to $196.4 million for 1997 as compared to $193.1 million for 1996, primarily as a result of net borrowings on the unsecured credit facility.


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's total indebtedness at December 31, 1997 was $241.7 million, of which $55.5 million, or 23.0%, bears a LIBOR-based floating interest rate. The Partnership's mortgage payable fixed rate indebtedness bears an effective weighted average interest rate of 8.1% at December 31, 1997 and has a weighted average term to maturity of 6.6 years. At December 31, 1997, the total book value of the Partnership's assets was $650.4 million. The Partnership's debt as a percentage of total book value of its assets was 37.2% at December 31, 1997. CarrAmerica has a $450.0 million unsecured credit facility with a current borrowing capacity of $312.0 million under which the Partnership is jointly and severally liable. As of March 16, 1998, CarrAmerica and the Partnership had $217.5 million outstanding and $94.5 million available for draw under this unsecured credit facility. The weighted average interest rate under the unsecured credit facility for 1997 was 6.9%. Currently, the unsecured credit facility bears interest at 90 basis points over LIBOR.


         In the first quarter of 1998, the Partnership developed a plan to address Year 2000 issues and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed prior to the end of 1999 for both the Partnership's financial and property related systems. The Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership believes that through its commitment to maintaining the highest level of systems support and by working closely with vendors providing services to the Partnership's properties, it will, through the normal course of business, convert all systems users to Year 2000 compliant equipment prior to the end of 1999. The Partnership estimates the costs associated with implementation of the plan will not be significant to the Partnership's financial statements.

         The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. With respect to major capital projects, the Partnership is planning renovations of three properties containing 485,000 square feet during 1998 which is expected to cost $11.2 million, or approximately $23.18 per square foot. With respect to routine capital expenditures and deferred maintenance on certain properties recently acquired, the Partnership anticipates spending approximately $3.0 million, or approximately $0.63 per square foot, during 1998 on its portfolio of operating assets owned as of December 31, 1997. The Partnership expects this amount to decrease in subsequent years as deferred maintenance activities are completed on recently acquired properties and as the emphasis of the Partnership's growth shifts from acquiring existing office properties to developing new properties. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including the square footage covered by expiring leases and tenant retention. During 1998, the Partnership has 581,000 square feet of expiring leases. Tenant-related capital expenditures (tenant improvements, cash allowances and leasing commissions) were $10.11 per square foot for leases executed in 1997. The Partnership intends to use cash flow from operations and its unsecured revolving credit facility to meet its working capital needs for its existing portfolio of operating assets.

         The Partnership will also require a substantial amount of capital for development projects currently underway and planned for the future. As of March 1, 1998, the Partnership had eight development projects underway which are expected to require a total investment by the Partnership of $94.9 million. The Partnership intends to use cash flow from operations, its unsecured credit facility and contributions from CarrAmerica via its access to public and private equity and debt markets to meet its capital needs for development projects.

         Net cash provided by operating activities was $20.2 million during 1997, compared to $9.4 million during 1996. The increase in net cash provided by operating activities was primarily a result of acquisitions made by the Partnership. The Partnership's investing activities used approximately $215.5 million and $200.1 million during 1997 and 1996, respectively. The Partnership's investment activities included the acquisitions of office buildings and land held for future development and additions to construction in process of approximately $263.1 million during 1997, as compared to $200.0 million in acquisitions during 1996. Additionally, the Partnership invested approximately $9.9 million and $.1 million in its existing real estate assets during 1997 and 1996, respectively. Net of distributions to the Partnership's partners, the Partnership's financing activities provided net cash of $197.5 million and $195.2 million during 1997 and 1996, respectively. During 1997, the Partnership's partners contributed $155.2 million to fund acquisitions. The Partnership also drew amounts from its unsecured credit facility during 1997 to finance its acquisitions and other investing activities. During 1997, the Partnership's net borrowings of its unsecured credit facility were approximately $53.5 million.

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Partnership's operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. The Partnership believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Partnership expects to fund capital expenditures, including tenant concession packages, building renovations and construction costs, from (i) available funds from operations, (ii) existing capital reserves, and (iii) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Partnership's ability to make expected distributions may be adversely impacted. As of December 31, 1997, the Partnership had cash of $5.1 million, of which $1.5 million was restricted.

         The Partnership's distributions are paid quarterly. Amounts accumulated for distribution are primarily invested by the Partnership in short-term investments that are collateralized by securities of the United States Government or certain of its agencies. For the fourth quarter 1997, the Partnership increased its quarterly distribution, to be paid in the first quarter of 1998, from $0.4375 to $0.4625.

         Management believes that the Partnership will have access to the capital resources necessary to expand and develop its business. The Partnership may seek to obtain funds through contributions from CarrAmerica through its ability to raise funds through contributions from CarrAmerica through its ability to raise funds through equity offerings or debt offerings, in a manner consistent with its intention to operate with a conservative borrowing policy. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations, the payment of dividends in accordance with REIT requirements in both the short term and long term, and future acquisitions of office properties.


ACQUISITION AND DEVELOPMENT ACTIVITY

         The following is a discussion of the Partnership's acquisition and development activity during 1997. A more detailed discussion can be found in "Item 1. Business--Recent Developments".

         During 1997, the Partnership acquired the following properties: in its Pacific region, five properties containing a total of approximately .4 million square feet, for an aggregate purchase price of approximately $72.4 million; in its Mountain region, 12 properties containing a total of approximately 1.1 million square feet, for an aggregate purchase price of approximately $142.2 million; and in its Central region, 13 properties containing a total of approximately 1.2 million square feet for an aggregate purchase price of approximately $128.6 million. The Partnership also acquired land for an aggregate purchase price of $8.6 million that is expected to support the development of up to .5 million square feet. In addition, CarrAmerica contributed three operating office properties containing approximately 241,000 square feet, one office property under construction which will contain approximately 101,000 square feet of office space and options to acquire land which is expected to support the future development of four office properties.

         As of December 31, 1997, the Partnership had nine office properties under construction: 151,000 square feet in its Mountain region and 747,000 square feet in its Central region. Costs incurred during 1997 for properties under construction were $56.8 million. An additional $62.6 million is expected to be expended for completion of projects already under construction as of December 31, 1997.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV. Item 14(a).

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership has no directors or executive officers. The Partnership is managed by GP Holdings, as the sole general partner of the Partnership. The following table sets forth certain information with respect to the directors and executive officers of GP Holdings:

Name                                       Age            Positions and Offices Held
----                                       ---            --------------------------
Thomas A. Carr..........................    39            President and Director

Brian K. Fields.........................    38            Chief Financial Officer, Treasurer, Vice President and Director

Robert G. Stuckey.......................    36            Managing Director and Vice President

Philip L. Hawkins.......................    42            Managing Director, Vice President, and Director

         CarrAmerica is the sole stockholder of GP Holdings. The additional information required by this item with respect to directors and executive officers of CarrAmerica and GP Holdings is hereby incorporated by reference to the material appearing under the heading "Election of Directors (Item 1)," in CarrAmerica's definitive proxy statement for the annual meeting of its stockholders to be held on May 7, 1998 (the "1997 CarrAmerica Proxy Statement") and under the headings "Directors of the Company" and "Executive Officers and Certain Key Employees of the Company," in the 1997 CarrAmerica 10-K.

Item 11.  EXECUTIVE COMPENSATION

         The Partnership has no directors or executive officers. The Partnership is managed by GP Holdings, as the sole general partner of the Partnership. GP Holdings has not paid any compensation to its directors or officers. CarrAmerica is the sole stockholder of GP Holdings. The information required by this item with respect to CarrAmerica's executive officers is hereby incorporated by reference to the material appearing in the 1997 CarrAmerica Proxy Statement under the headings "Executive Compensation" and "Report on Executive Compensation."


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 1997, regarding the beneficial ownership of Units by each person known by the Partnership to be the beneficial owner of more than five percent of the Partnership's outstanding Units. As of December 31, 1997, no director or executive officer of GP Holdings or CarrAmerica beneficially owned any Units. Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

Name and Business                                  Number of         Percent of
Address of Beneficial Owner                          Units            Units(1)
---------------------------                          -----            ---------

CarrAmerica Realty Corporation.................  11,916,673(2)          87.0%
CarrAmerica Realty LP Holdings, Inc............  11,779,730             86.0%
   1700 Pennsylvania Avenue, N.W.
   Washington, D.C.  20006

-----------------
(1)  Based on 13,694,260 Units outstanding as of December 31, 1997.
(2) Includes 11,779,730 Units held by LP Holdings and 136,943 Units held by GP Holdings, each of which is a wholly owned subsidiary of CarrAmerica.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of the office properties owned by the Partnership. During 1997 and 1996, respectively, the Partnership incurred management fees of $1.9 million and $.4 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses the Partnership for certain services the Partnership personnel provide to CARSI. These reimbursements amounted to $2.0 million in 1997. In addition, CarrAmerica Development, Inc.("CADI"), also reimbursed the Partnership for certain services the Partnership personnel provided to CADI. These reimbursements amounted to $.7 million in 1997.

         CarrAmerica pays on behalf of the Partnership certain administrative costs and certain costs related to the acquisitions of properties which are billed to the Partnership, and makes working capital advances to the Partnership. Amounts due to CarrAmerica and its subsidiaries were $1.4 million at December 31, 1997 and $2.8 million at December 31, 1996.

         During 1997, the Partnership sold land to CADI that will support the future development of approximately four office properties for $5.9 million, which is payable by a note between the Partnership and CADI.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements
                  --------------------

                  Reference is made to the Index to Financial Statements and Schedule on page F-1 of this Form 10.

         (a)(2)   Financial Statement Schedules
                  -----------------------------

                  Reference is made to the Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

         (a)(3)   Exhibits
                  --------

                  4.1 Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 9, 1997 (incorporated by reference to Exhibit 10.1 to CarrAmerica's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                  4.2 First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated October 6, 1997 (incorporated by reference to Exhibit 10.2 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

                  4.3 Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated October 6, 1997 (incorporated by reference to Exhibit 10.3 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

                  4.4 Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated October 6, 1997 (incorporated by reference to Exhibit 10.3 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

                  4.5 Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                  4.6 Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.1 Stockholders Agreement, dated April 30, 1996, by and among CarrAmerica, Carr Realty, L.P., Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.2 of Security Capital U.S. Realty's Schedule 13D dated April 30,
                        1996).

                  10.2 Third Amended and Restated Credit Agreement, dated March 11, 1998, by and among CarrAmerica, Carr Realty, L.P., the Partnership, Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.15 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.3 Agreements of Purchase and Sale and Contribution Agreement dated September 30, 1997 by and among the Partnership, Phoenixwest Associates, Ltd., Versailles Associates Limited Partnership, Lakeview 436 Associates Ltd., Pines Realty Associates, Ltd., and certain other parties thereto.

                  21.1  List of Subsidiaries.

                  23.1  Consent of KPMG Peat Marwick LLP, dated March 31, 1998.

                  27    Financial Data Schedule.

                  99.1 Certificate of Incorporation of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Partnership's Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741)).

                  99.2 Bylaws of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the Partnership's Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741).

                  99.3 Amendment and Restatement of Articles of Incorporation of CarrAmerica, as amended and as supplemented (incorporated by reference to Exhibit 3.1 to CarrAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                  99.4   Articles Supplementary Relating to Series C Cumulative
                        Redeemable Preferred Stock dated October 30, 1997 (incorporated by reference to Exhibit 4.1 to CarrAmerica's Current Report on Form 8-K dated and filed on November 6, 1997).

                  99.5 Articles Supplementary Relating to Series D Cumulative Redeemable Preferred Stock dated December 17, 1997 (incorporated by reference to Exhibit 4.1 to CarrAmerica's Current Report on Form 8-K dated December 16, 1997 and filed on December 17, 1997).

                  99.6 Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.1 to CarrAmerica's Current Report on Form 8-K dated and filed February 12, 1997).

                  99.7 "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters," page 23, from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997.

                  99.8 "Election of Directors (Proposal 1)," from CarrAmerica's Proxy Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 1998 Annual Meeting of Stockholders.

                  99.9 "Item 1 -- Business -- The Company -- Directors of the Company," pages 7-9, from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997.

                  99.10 "Item 1 -- Business -- The Company -- Executive Officers
                        and Certain Key Employees of the Company," from CarrAmerica's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  99.11 "Executive Compensation," from CarrAmerica's Proxy
                        Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 1998 Annual Meeting of Stockholders.

                  99.12 "Report on Executive Compensation," from CarrAmerica's
                        Proxy Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 1998 Annual Meeting of Stockholders.

                  99.13 "Executive Compensation Committee Interlocks and Insider
                        Participation," from CarrAmerica's Proxy Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 1998 Annual Meeting of Stockholders.


                  99.14 "Certain Relationships and Related Transactions," from
                        CarrAmerica's Proxy Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 1998 Annual Meeting of Stockholders.

             (b)  Reports on Form 8-K

                  None

             (c)  Exhibits

                  The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

             (d)  Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 31, 1998.



                              CARRAMERICA REALTY, L.P.
                              a Delaware limited partnership

                                   By:  CarrAmerica Realty
                                        GP Holdings, Inc.
                                        General Partner

                                   By:  /s/ THOMAS A. CARR
                                        ------------------
                                        Thomas A. Carr
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 31, 1998.

         Signature                                            Title
         ---------                                            -----
  /s/ THOMAS A. CARR
  ----------------------------------                          President, Chief Executive Officer and
         Thomas A. Carr                                       Director

  /s/ BRIAN K. FIELDS
  ----------------------------------                          Chief Financial Officer, Treasurer, Vice President
         Brian K. Fields                                      and Director

  /s/ PHILIP L. HAWKINS
  ----------------------------------                          Managing Director, Vice President and Director
         Philip L. Hawkins


                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

         The following Consolidated Financial Statements and Schedule of CarrAmerica Realty, L.P. and Subsidiary and the Independent Auditors' Reports thereon are attached hereto:

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

         Consolidated Balance Sheets as of December 31, 1997 and 1996.....................................F-2
         Consolidated Statements of Operations for the Year Ended
                  December 31, 1997 and the Period from March 6, 1996 (Date of Inception)
                  to December 31, 1996....................................................................F-3
         Consolidated Statements of Partners Capital for the Year Ended
                  December 31, 1997 and the Period from March 6, 1996 (Date of Inception)
                  to December 31, 1996....................................................................F-4
         Consolidated Statements of Cash Flows for the Year Ended December 31, 1997 and
                  the Period from March 6, 1996 (Date of Inception) to December 31, 1996..................F-5
         Notes to Consolidated Financial Statements.......................................................F-6
         Independent Auditors' Report.....................................................................F-14


FINANCIAL STATEMENT SCHEDULE

         Independent Auditors' Report.....................................................................S-1
         Schedule III:  Consolidated Real Estate and Accumulated Depreciation as of
                  December 31, 1997 for CarrAmerica Realty, L.P. and Subsidiary...........................S-2

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
          Consolidated Balance Sheets As of December 31, 1997 and 1996
--------------------------------------------------------------------------------

(In thousands)

                                                                            December 31,        December 31,
                                                                                1997                1996
                                                                           ----------------    ---------------
Assets
------
Rental property (notes 2 and 9):
     Land                                                                      $   91,347            26,404
     Buildings                                                                    465,276           182,856
     Tenant improvements                                                           12,496             7,068
     Furniture, fixtures, and equipment                                                96                 6
                                                                           ----------------    ---------------
                                                                                  569,215           216,334
     Less - accumulated depreciation                                              (13,360)           (3,104)
                                                                           ----------------    ---------------
         Total rental property                                                    555,855           213,230

Land held for development                                                          10,526            13,254
Construction in progress                                                           44,344             8,485
Restricted and unrestricted cash and cash equivalents                               5,085             2,478
Accounts and notes receivable                                                      11,757             1,888
Accrued straight-line rents                                                         3,317               733
Tenant leasing costs, net of accumulated amortization of $406
     in 1997 and $35 in 1996                                                        3,439               881
Prepaid expenses and other assets, net of accumulated
     depreciation and amortization of $46 in 1997 and $9 in 1996                    2,245               268
                                                                           ----------------    ---------------
                                                                                $ 636,568           241,217
                                                                           ================    ===============
Liabilities and Partners' Capital
---------------------------------
Liabilities:
     Mortgages and notes payable (note 2)                                       $ 212,304            21,952
     Note payable to affiliate (note 2)                                            29,411            29,792
     Accounts payable and accrued expenses                                         12,591             4,441
     Due to affiliates (note 6)                                                     1,386             2,774
     Rent received in advance and security deposits                                 3,244             1,325
                                                                           ----------------    ---------------
         Total liabilities                                                        258,936            60,284

Partners' capital (note 3):
     General partner                                                                3,787             1,809
     Limited partners                                                             373,845           179,124
                                                                           ----------------    ---------------
         Total partners' capital                                                  377,632           180,933

Commitments and contingencies (notes 4, 8 and 10)
                                                                           ----------------    ---------------
                                                                                $ 636,568           241,217
                                                                           ================    ===============


See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Operations for the Year Ended December 31, 1997 and for the period from March 6, 1996 (Date of Inception) to December 31, 1996
--------------------------------------------------------------------------------

(In thousands)

                                                                                               March 6, 1996
                                                                                                 (Date of
                                                                                                Inception)
                                                                         December 31,             through
                                                                             1997            December 31, 1996
                                                                        ----------------    --------------------
Real estate operating revenue:
     Rental revenue (note 4):
         Minimum base rent                                                   $  48,487            11,220
         Recoveries from tenants                                                 8,043             1,790
         Other tenant charges                                                    1,232               366
                                                                        ----------------    --------------------
              Total rental revenue                                              57,762            13,376
                                                                        ----------------    --------------------

     Cost reimbursements (note 6)                                                2,707                --
                                                                        ----------------    --------------------
              Total revenue                                                     60,469            13,376
                                                                        ----------------    --------------------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                                     19,102             4,873
         Real estate taxes                                                       6,702             1,673
     Interest expense                                                            6,792             1,475
     General and administrative                                                  3,473               680
     Depreciation and amortization                                              13,146             3,148
                                                                        ----------------    --------------------
         Total operating expenses                                               49,215            11,849
                                                                        ----------------    --------------------

         Real estate operating income                                           11,254             1,527

Other operating income:
     Interest income                                                               372                29
     Gain on sale of assets (note 7)                                             5,067                --
                                                                        ----------------    --------------------

         Net income                                                           $ 16,693             1,556
                                                                        ================    ====================

         Net income attributable to general partner                           $    167                15
                                                                        ----------------    --------------------
         Net income attributable to limited partners                          $ 16,526             1,541
                                                                        ================    ====================


See accompanying notes to consolidated financial statements

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
           Consolidated Statements of Partner's Capital For the Year
                  Ended December 31, 1997 and the Period form
             March 6, 1996 (Date of Inception) to December 31, 1996

(In thousands)

                                           General Partner                 Limited Partners
                                          -------------------    ----------------------------------
                                             CarrAmerica         CarrAmerica
                                              Realty GP            Realty LP         Other Limited
                                            Holdings, Inc.       Holdings, Inc.          Partners             Total
                                            --------------       --------------      --------------           ------

Capital contributions                           $1,814               161,620              17,993             $181,427
Capital distributions                              (20)               (1,924)               (106)              (2,050)
Net income for the period                           15                 1,318                 223                1,556
                                                ------               -------              ------             --------
Partners' capital at December 31, 1996           1,809               161,014              18,110              180,933

Capital contributions                            1,811               153,351              25,968              181,130
Capital distributions                               --                    --              (1,124)              (1,124)
Net income                                         167                14,312               2,214               16,693
                                                ------               -------              ------             --------

Partners' capital at December 31, 1997          $3,787               328,677              45,168             $377,632
                                                ======               =======              ======             ========




          See accompanying notes to consolidated financial statements

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
   Consolidated Statements of Cash Flows for the Year Ended December 31, 1997 and for the Period from March 6, 1996 (Date of Inception) to December 31, 1996

(In thousands)

                                                                                                         March 6, 1996
                                                                                                            (Date of
                                                                                                       Inception) through
                                                                                       1997            December 31, 1996
                                                                                       ----            -----------------
Cash flows from operating activities:
     Net income                                                                     $   16,693               $   1,556
                                                                                    ----------               ---------

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  13,146                   3,148
         Loss on write-off of assets                                                       148                      --
         Increase in accounts receivable and notes receivable                           (9,869)                 (1,816)
         Increase in accrued straight-line rents                                        (2,584)                   (805)
         Additions to tenant leasing costs                                              (3,981)                   (916)
         Increase in prepaid expenses and other assets                                  (1,991)                   (277)
         Increase in accounts payable and accrued expenses                               8,150                   4,441
         Increase (decrease) in due to affiliates                                       (1,388)                  2,774
         Increase in rent received in advance and security deposits                      1,919                   1,325
                                                                                    ----------               ---------
                Total adjustments                                                        3,550                   7,874
                                                                                    ----------               ---------
                Net cash provided by operating activities                               20,243                   9,430
                                                                                    ----------               ---------

Cash flows from investing activities:
     Additions to rental property                                                       (9,892)                    (98)
     Acquisitions of rental property                                                  (196,295)               (178,239)
     Additions to land held for future development                                     (10,049)                (13,254)
     Additions to construction in progress                                             (56,761)                 (8,485)
     Increase in restricted cash and cash equivalents                                   (1,500)                     --
     Proceeds from disposition of rental property and land
         held for development                                                           58,978                      --
                                                                                    ----------               ---------
                Net cash used by investing activities                                 (215,519)               (200,076)
                                                                                    ----------               ---------

Cash flows from financing activities:
     Capital Contributions                                                             155,162                 163,433
     Net borrowings on unsecured line of credit                                         53,500                   2,000
     Borrowings on notes payable to affiliates                                              --                  30,000
     Repayments on notes and mortgages payable                                          (1,647)                   (259)
     Disposition of mortgage payable from sale of rental property                       (9,508)                     --
     Capital distributions                                                              (1,124)                 (2,050)
                                                                                    ----------               ---------
                Net cash provided by financing activities                              196,383                 193,124
                                                                                    ----------               ---------
                Increase in cash and cash equivalents                                    1,107                   2,478

Cash and cash equivalents, beginning of the period                                       2,478                      --
                                                                                    ----------               ---------
Cash and cash equivalents, end of the period                                        $    3,585                   2,478
                                                                                    ----------               ---------

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,909 in 1997
     and $431 for the period March 6, 1996 to December 31, 1996)                    $    6,210               $   1,619
                                                                                    ==========               =========


Supplemental disclosure of noncash investing and financing activities:

(a) During 1997, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $147.6 million of debt and liabilities and by issuing $26.0 million of minority units in the Partnership.

(b) For the period from March 6, 1996 to December 31, 1996, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $20.0 million of debt and liabilities and $18.0 million of minority units in the Partnership.

See accompanying notes to consolidated financial statements

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


--------------------------------------------------------------------------------
(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At December 31, 1997, the Partnership owned 53 operating properties and eight properties under development. At December 31, 1996, the Partnership owned 25 operating properties and one property under development. The properties are located in suburban Austin, suburban Chicago, suburban Dallas, Southeast Denver, Orange County/Los Angeles, San Francisco Bay Area, suburban Salt Lake City and suburban Seattle.

          The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at December 31, 1997. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 86% interest in the Partnership at December 31, 1997, and various other individuals and entities which collectively owned an approximate 13% interest in the Partnership at December 31, 1997.

     (b)  Basis of Presentation

          The accounts of the Partnership and its wholly-owned subsidiary are consolidated in the accompanying financial statements. Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (c)  Rental Property

          Rental property is recorded at cost less accumulated depreciation (which is less than the net realizable value of the rental property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

          Base Building...........................30 to 50 years
          Building components.....................7 to 20 years
          Tenant improvements.....................Terms of the leases or useful lives, whichever is shorter
          Furniture, fixtures and equipment.......5 to 15 years

          Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

          The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     (d)  Development Property

          Land held for development and construction in progress are carried at cost. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property.

     (e)  Tenant Leasing Costs

          Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases.

     (f)  Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain financing and are being amortized over the terms of the respective loans on a basis which approximates the interest method.

     (g)  Fair Value of Financial Instruments

          The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; accounts and notes receivable; accounts payable and accrued expenses.

     (h)  Revenue Recognition

          The Partnership reports base rental revenue for financial statement purposes straight-line over the terms of the respective leases. Accrued straight-line rents represent the amount that straight-line rental revenue exceeds rents collected in accordance with the lease agreements. Management, considering current information and events regarding the tenants' ability to fulfill their lease obligations, considers accrued straight-line rents to be impaired if it is probable that the Partnership will be unable to collect all rents due according to the contractual lease terms. If accrued straight-line rents associated with a tenant are considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows. Impairment losses, if any, are recorded through a loss on the write-off of assets. Cash receipts on impaired accrued straight-line rents are applied to reduce the remaining outstanding balance and as rental revenue, thereafter.

     (i)  New Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and such items as foreign currency items and certain unrealized gains and losses. This standard is effective for the Partnership's fiscal year 1998 and requires prior years' comparative financial statements to be reclassified to reflect the provisions of this standard.

          Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This standard is also effective for the Partnership's 1998 fiscal year. The Partnership is currently in the process of evaluating the effect this new standard will have on its financial statement presentation and disclosures and the required information, if any, will be reflected in the Partnership's 1998 financial statements.

     (j)  Income and Other Taxes

          No provision has been made for federal and state income taxes because each partner reports his or her share of the Partnership's taxable income or loss and any available tax credits on his or her income tax return.

     (k)  Cash Equivalents

          For the purposes of reporting cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     (l)  Stock Option Plan

          The Partnership is a participant in the CarrAmerica 1997 stock option and incentive plan. Prior to January 1, 1996, CarrAmerica and the Partnership accounted for its option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expenses would be recorded only if the current market price of the underlying unit or stock on the date of grant exceeded the exercise price. As of January 1, 1996, CarrAmerica and the Partnership adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all unit-based and stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. CarrAmerica and the Partnership has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures permitted by SFAS No. 123.

(2)  Mortgages Payable and Credit Facility

     The Partnership's mortgages payable and credit facility are summarized as follows (in thousands):

                                            December 31,         December 31,
                                                1997                 1996
                                                ----                 ----

        Fixed rate mortgages                  $156,804              19,952
        Unsecured credit facility               55,500               2,000
                                              --------              ------
                                              $212,304              21,952
                                              ========              ======


     Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from June 1998 through July 2019. The weighted average interest rate of mortgages payable was 8.1% and 8.4%, at December 31, 1997 and December 31, 1996, respectively.

     CarrAmerica and the Partnership also have a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At December 31, 1997, the credit facility bore interest, as selected by CarrAmerica, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 100 basis points above the 30 day London Interbank Offered Rate

     (LIBOR). CarrAmerica has predominately selected interest rates equal to 100 basis points above the 30 day LIBOR rate. The credit facility matures in September 2000. The weighted average effective interest rate for 1997 was 6.9%.

     The unsecured credit facility contains a number of financial and other covenants with which the Partnership must comply including, but not limited to, covenants relating to ratios of annual EBITDA (earning before interest, taxes, depreciation and amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of CarrAmerica and CarrAmerica's assets, and restrictions on the ability of CarrAmerica to make dividend distributions in excess of 90% of funds from operations. Availability under the unsecured credit facility is also limited to a specified percentage of the Partnership's unsecured properties.

     On May 24, 1996, the Partnership entered into a $30 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $29.4 million and $29.8 million, at December 31, 1997 and December 31, 1996, respectively.


     The annual maturities of debt as of December 31, 1997 are summarized as follows (in thousands):

                    1998                                        $ 37,431
                    1999                                          17,381
                    2000                                          71,003
                    2001                                          31,761
                    2002                                           8,796
                    2003 & thereafter                             75,343
                                                                --------
                                                                $241,715
                                                                ========

     Restricted and unrestricted cash and cash equivalents includes $1.5 million of restricted cash at December 31, 1997, consisting primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

     Based on the borrowing rates available to the Partnership for fixed rate mortgages payable with similar terms and average maturities, the estimated fair value of the Partnership's mortgages at December 31, 1997 and 1996 was approximately $194.4 million and $20.3 million, respectively.



(3)  Partners' Capital Contributions, Distributions, and Participation
     Percentages

     The Second Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") details the rights of ownership in the Partnership. Ownership in the Partnership is expressed in partnership units ("Units"). Units currently are designated as Class A, B, C, D or E Units. Class D Units have first preference, Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of Available Cash, as defined in the Partnership Agreement. Class C units do not share in the allocation of Available Cash. Upon the third anniversary of the date of issuance of Class C Units, they may be converted to Class A Units based on a conversion factor described in the Partnership Agreement. Class E Units have a special allocation of Partnership losses.

     Upon the first anniversary of the date of issuance (or two years from the date of issuance, in the case of Class D Units), each holder of Class A Units, Class D Units or Class E Units may, subject to certain limitations, require that the Partnership redeem his or her Units. Upon redemption, such holder will receive, at the option of the Partnership, with respect to each Unit tendered, either (i) cash in an amount equal to the market value of one share of CARC common stock (subject to certain anti-dilution adjustments) or (ii) one share of CARC common stock. In lieu of the Partnership redeeming Class A, Class D or Class E Units for cash, CARC has the right to assume directly and satisfy the redemption right of a Unit holder. Holders of Class B Units and Class C Units are not entitled to exercise this redemption right.

     The following Units were outstanding:

                                  December 31,        December 31,
                                      1997                1996
                                  -----------         ------------
         Class A Units               950,111            361,677
         Class B Units            11,916,673          6,619,131
         Class C Units               539,593            539,593
         Class D Units               271,363                 --
         Class E Units                16,520                 --
                                  ----------          ---------
                                  13,694,260          7,520,401
                                  ==========          =========

(4)  Lease Agreements

     The following table summarizes future minimum base rent to be received under noncancelable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 1997 (in thousands):


                                      Future              Percentage of
                                     Minimum            Total Space Under
                                       Rent              Leases Expiring
                                  ---------------     ----------------------
           1998                     $ 71,031                  12.74%
           1999                       65,966                  12.04
           2000                       58,372                  10.01
           2001                       48,506                  17.13
           2002                       42,179                  11.23
           2003 & thereafter         133,586                  36.85
                                    --------
                                    $419,640
                                    ========

     The leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

(5)  Stock Option Plans

     As of December 31, 1997, the Partnership participated in the CarrAmerica 1997 Employee Stock Option and Incentive Plan for the purpose of attracting and retaining executive officers and other key employees.

     The 1997 Employee Stock Option and Incentive Plan ("Stock Option Plan") allows for the grant of options to purchase CarrAmerica's common stock at an exercise price which is equal to the fair market value of the common stock at the date of grant. The Stock Option Plan was approved by CarrAmerica's stockholders at its Annual Meeting of Stockholders on May 8, 1997. At December 31, 1997, CarrAmerica had 3,000,000 shares of common stock reserved for issuance under the Stock Option Plan, of which 897,121 were outstanding. All of these options have a 10-year term from the date of grant and vest over a five-year period, 20% per year.

                                         Number of         Weighted Average
                                          Shares            Exercise Price
                                       -------------       ----------------

      Balance at December 31, 1996             0                   --
         Granted                          50,517                28.45
         Exercised                            --                   --
         Forfeited                           312                28.56
         Expired                              --                   --
                                          ------               ------
      Balance at December 31, 1997        50,205               $28.45
                                          ======               ======

     At December 31, 1997, the range of exercise prices for options issued to employees of the Partnership was between $26.375 and $29.25 per Unit/share and the weighted average remaining contractual life of outstanding options was 9.26 years.

     At December 31, 1997, none of the options were exercisable.


(6)  Transactions With Affiliates

     CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of the office properties owned by the Partnership. During 1997 and 1996, respectively, the Partnership incurred management fees of $1.9 million and $.4 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses the Partnership for certain services the Partnership personnel provide to CARSI. These reimbursements amounted to $2.0 million in 1997. In addition, CarrAmerica Development, Inc.("CADI"), also reimbursed the Partnership for certain services the Partnership personnel provided to CADI. These reimbursements amounted to $.7 million in 1997.

     CarrAmerica pays on behalf of the Partnership certain administrative costs and certain costs related to the acquisitions of properties which are billed to the Partnership, and makes working capital advances to the Partnership. Amounts due to CarrAmerica and its subsidiaries were $1.4 million at December 31, 1997 and $2.8 million at December 31, 1996.

     During 1997, the Partnership sold land to CADI that will support the future development of approximately four office properties for $5.9 million, which is payable by a note between the Partnership and CADI.


(7)  Gain on Sale of Assets

     The Partnership disposed of assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds were redeployed into other office properties (utilizing tax-deferred exchanges where possible). As such, during 1997, the Partnership disposed of six operating office properties and land which will support the future development of approximately four office properties. The land was sold to an affiliate of the Partnership. The Partnership recognized gains totaling $5.1 million on these dispositions.


(8)  Commitments and Contingencies

     At December 31, 1997, the Partnership is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows.

     The Partnership participates in CarrAmerica's 401(k) plan for employees. The Plan will match 50% of employee contributions up to the first 4% of an employee's pay and will make a base contribution of 3% of pay for participants who remain employed on December 31 (the end of the plan year). Partnership contributions to the plan are subject to a five-year graduated vesting schedule. Partnership contributions to the plan amounted to $41 thousand in 1997.

     In the course of the Partnership's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Partnership. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Partnership.

     In June 1997, the Partnership unconditionally guaranteed unsecured notes by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes is $275.0 million of long-term debt as of December 31, 1997.

(9)  Acquisition and Development Activities

     From January 1 to December 31, 1997, the Partnership acquired 30 operating office properties for an aggregate purchase price of $343.2 million. Costs incurred during 1997 for properties under construction were $56.8 million. In addition, CarrAmerica contributed to the Partnership three operating office properties, one office property under construction and options to acquire land which will support the future development of approximately four office properties.

     During 1996, the Partnership acquired 25 operating office properties containing approximately 2.3 million square feet for an aggregate purchase price of $216.2 million. In addition, as of December 31, 1996, the Partnership had one property under development and three properties held for development. Land held for development was purchased for an aggregate purchase price of $13.3 million. Costs incurred during 1996 for properties under construction were $8.5 million.

     All acquisitions have been accounted for as purchases. Operations of acquired properties have been included in the accompanying financial statements from their respective dates of acquisition.

     The following unaudited pro forma summary presents information as if the Partnership's acquisitions through December 31, 1997 had occurred on March 6, 1996 (Date of Inception of the Partnership). The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Partnership.

     Pro forma information (unaudited):         1997              1996
                                                ----              ----
                                                    (in thousands)
     Total revenue                            $94,136           $94,475
     Net income                               $30,760           $17,996

(10) Subsequent Events

     In February 1998, CarrAmerica sold an aggregate principal amount of $200 million of its long-term debt, in the form of $100 million aggregate principal amount of 6.625% unsecured notes due in 2005 and $100 million aggregate principal amount of 6.875% unsecured due in 2008. The Partnership is a guarantor of these notes.

     From January 1, 1998, to March 1, 1998, the Partnership placed into service one office building and has acquired land which is expected to support the future development of .6 million square feet. The Partnership paid $10.0 million in cash to purchase the land.

(11) Quarterly Financial Information (unaudited)

     The following is a summary of quarterly results of operations for 1997 and 1996 (in thousands):


                                            First           Second          Third           Fourth
     1997                                  Quarter         Quarter         Quarter          Quarter
     ----                                  -------         -------         -------          -------
     Real estate operating revenue         $9,479          13,540          17,138            20,312
                                           ======          ======          ======            ======
     Real estate operating income          $1,749           2,690           3,908             2,907
                                           ======           =====           =====             =====
     Net income                            $1,757           2,738           3,924             8,274
                                           ======           =====           =====             =====

                                            First           Second          Third           Fourth
     1996                                  Quarter         Quarter         Quarter          Quarter
     ----                                  -------         -------         -------          -------

     Real estate operating revenue           $--             959           6,216             6,201
                                             ===             ===           =====             =====
     Real estate operating income            $--             (19)            236             1,310
                                             ===             ====          =====             =====
     Net income                              $--             (18)            241             1,333
                                             ===             ===           =====             =====


                          INDEPENDENT AUDITORS' REPORTS
                     CarrAmerica Realty, L.P. and Subsidiary
--------------------------------------------------------------------------------




        The Partners
        CarrAmerica Realty, L.P.:

        We have audited the accompanying consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital, and cash flows for the year ended December 31, 1997 and the period from March 6, 1996 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of CarrAmerica Realty, L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from March 6, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP

        Washington, D.C.
        February 6, 1998, except as to note 10 which is as of March 1, 1998

                          INDEPENDENT AUDITORS' REPORT
                     CarrAmerica Realty, L.P. and Subsidiary
--------------------------------------------------------------------------------
        The Partners
        CarrAmerica Realty, L.P.:

        Under date of February 6, 1998, we reported on the consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital, and cash flows for the year ended December 31, 1997 and the period from March 6, 1996 (date of inception) to December 31, 1996, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of CarrAmerica Realty, L.P.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                KPMG Peat Marwick LLP


        Washington, D.C.
        February 6, 1998

                     CARRAMERCA REALTY, L.P. AND SUBSIDIARY
  Consolidated Real Estate and Accumulated Depreciation as of December 31, 1997
--------------------------------------------------------------------------------

                                                                                                          Gross Amount at Which
                                                             Initial Cost                              Carried at Close of Period
                                                       -------------------------  Costs Capitalized  -------------------------------
                                                                   Buildings and    Subsequent to            Buildings and
Properties                           Encumbrances      Land        Improvements     Acquisition(2)   Land    Improvements     Total
----------                           ------------      ----        ------------     --------------   ----    ------------     -----
Orange County/Los Angeles:
   South Coast Executive Center        $10,226         3,324          17,212               365        3,372      17,529       20,901
   2600 W. Olive                        19,517         3,855          25,054             2,271        3,855      27,325       31,180
   Bay Technology Center                    --         2,442          11,164                --        2,442      11,164       13,606
San Francisco Bay Area:
   San Mateo II & III                       --         9,723          15,556               100        9,755      15,624       25,379
   San Mateo I                              --         5,703           9,126                --        5,703       9,126       14,829
Southeast Denver:
   Quebec Center                            --         1,423           5,659               419        1,423       6,078        7,501
   Greenwood Center                         --           289           6,619               151          289       6,770        7,059
   Quebec Court I & II                  29,411 (1)     2,368          19,819               564        2,371      20,380       22,751
   Harlequin Plaza                          -- (1)     4,746          21,344             1,700        4,748      23,042       27,790
   JD Edwards                               --         3,006           5,479            19,173        3,242      24,416       27,658
   Panorama Corporate Center I              --         1,325           6,486             1,712        1,325       8,198        9,523
   Panorama Corporate Center II(3)          --         1,844              --             8,190           --      10,034       10,034
Suburban Seattle:
   Canyon Park Business Plaza            5,822         2,375           9,958                --        2,375       9,958       12,333
    (formerly Tract 17)
Salt Lake City, Utah:
   Sorenson Research Park                4,418         4,389          25,304               291        4,423      25,561       29,984

   Wasatch Corporate Center             12,834         3,318          15,495                68        3,326      15,555       18,881
    (formerly Draper Park North)
   Wasatch Corporate Center                 --         1,268              --               878           --       2,146        2,146
    (formerly Draper Park North)(3)
   Wasatch Corporate Center                 --         1,368              --                --        1,368          --        1,368
    (formerly Draper Park North)
   Sorenson Research Park                   --         2,262              --               183        2,445          --        2,445
Suburban Chicago:
   Bannockburn Lake Office Plaza IV         --         1,914          12,729               160        1,924      12,879       14,803
   Bannockburn Lake Office Plaza
     I & II                             20,464         3,448          22,928               694        3,472      23,598       27,070
Austin, Texas:
   Balcones Center                          --           949           7,649               128          949       7,777        8,726
   Great Hills Plaza                        --         1,680          13,545               393        1,680      13,938       15,618
   Park North                               --         1,671          13,471               442        1,671      13,913       15,584
   City View Centre                         --         1,718          13,854               631        1,718      14,485       16,203
    (formerly The Setting I, II & III)
   Tower of the Hills                       --         1,633          13,625                22        1,633      13,647       15,280
   Riata Buildings 4,5,8,9(3)               --         3,976              --            10,384           --      14,360       14,360
   Riata                                    --         6,145              --                --        6,145          --        6,145
   City View Centre(3)                      --         1,890              --            12,034           --      13,924       13,924
Dallas, Texas:
   Greyhound                                --         1,312           7,999                90        1,321       8,080        9,401
   Search Plaza                             --         1,822          13,362               171        1,827      13,528       15,355
   Quorum North                          6,658         1,357           9,078               548        1,365       9,618       10,983
   Quorum Place                          7,719         1,941          14,234               902        1,954      15,123       17,077
   Tollhill East & West                     --         2,603          19,086             1,239        2,612      20,316       22,928
   Two Mission Park                         --           823           4,320               172          829       4,486        5,315
   Cedar Maple Plaza                        --         1,220          10,982               248        1,225      11,225       12,450
   Cedar Maple Plaza-Land                   --           520              --                49          569          --          569
   Royal Ridge(3)                           --         3,159              --               721           --       3,880        3,880
Phoenix, Arizona:
   U.S. West                            69,146        18,517          74,069               460       18,517      74,529       93,046
                                      --------       -------         -------            ------      -------     -------      -------
Total                                 $186,215       113,326         445,206            65,553      101,873     522,212      624,085
                                      ========       =======         =======            ======      =======     =======      =======

                                          Accumulated               Date of                  Year of
Properties                               Depreciation            Construction              Acquisition
----------                               ------------            ------------              -----------
Orange County/Los Angeles:
   South Coast Executive  Center                680                  1987                     1996
   2600 W. Olive                                219                  1986                     1997
   Bay Technology  Center                        16                  1985                     1997
San Francisco Bay Area:
   San Mateo II &  III                          239                  1985                     1997
   San Mateo I                                   63                  1986                     1997
Southeast Denver:
   Quebec Center                                432                  1985                     1996
   Greenwood Center                             375                  1982                     1996
   Quebec Court I & II                        1,474               1979/1980                   1996
   Harlequin Plaza                            1,519                  1981                     1996
   JD Edwards                                   371                  N/A                      1996
   Panorama Corporate Center I                  455                  N/A                      1996
   Panorama Corporate Center II(3)               --                  N/A                      1996
Suburban Seattle:
   Canyon Park Business Plaza                    62                  1988                     1997
    (formerly Tract 17)
Salt Lake City, Utah:
   Sorenson Research Park                       604          1988,1989,1993,1995              1997
                                                                     1997
   Wasatch Corporate Center                     281                  1996                     1997
    (formerly Draper Park North)
   Wasatch Corporate Center                      --                  N/A                      1997
    (formerly Draper ParkNorth)(3)
   Wasatch Corporate Center                      --                  N/A                      1997
    (formerly Draper Park North)
   Sorenson Research Park                        --                  N/A                      1997
Suburban Chicago:
   Bannockburn IV                               232                  1988                     1997
   Bannockburn I & II                           702                  1980                     1997
Austin, Texas:
   Balcones Center                              449                  1985                     1996
   Great Hills Plaza                            961                  1985                     1996
   Park North                                   769                  1981                     1996
   City View Centre                             936                  1985                     1996
    (formerly The Setting I, II & III)
   Tower of the Hills                            19                  1986                     1997
   Riata Buildings 4,5,8,9(3)                    --                  N/A                      1997
   Riata                                         --                  N/A                      1996
   City View Centre(3)                           --                  N/A                      1996
Dallas, Texas:
   Greyhound                                    303                  1962                     1996
   Search Plaza                                 469                  1985                     1996
   Quorum North                                 274                  1983                     1997
   Quorum Place                                 420                  1981                     1997
   Tollhill East & West                         502                  1974                     1997
   Two Mission Park                              71                  1983                     1997
   Cedar Maple Plaza                            367                  1985                     1997
   Cedar Maple Plaza-Land                        --                  N/A                      1997
   Royal Ridge (3)                               --                  N/A                      1997
   Phoenix, Arizona:
   U.S. West                                     96                  1988                     1997
Total                                        ------
                                             13,360
                                             ======

Depreciation and amortization of the investment in building and improvements reflected in the statements of operations are calculated over the estimated lives of the assets as follows:

       Base Building                        30 to 50 years
       Building components                  7 to  20 years
       Tenant improvements                  Terms of leases or useful lives, whichever is shorter
       Furniture, fixtures and equipment    5 to 15 years

The aggregate cost for federal income tax purposes was approximately $555,616 at December 31, 1997.



The changes in total real estate assets and accumulated depreciation and amortization for 1997 and 1996 are as follows:

                                             Total Real Estate Asset                                        Accumulated Depreciation
                                             -----------------------                                        ------------------------
                                               1997          1996                                            1997              1996
                                               ----          ----                                            ----              ----
Balance, beginning of period                 $238,073            --      Balance, beginning of period       $ 3,104               --
     Acquisitions                             393,275       232,092
     Improvements                              53,640         5,981      Depreciation for the period         12,961            3,104
     Sales, Retirements and write-offs        (60,903)           --      Sales, Retirements and write-offs   (2,705)              --
                                             --------       -------                                         -------            -----
                                             $624,085       238,073                                         $13,360            3,104
                                             ========       =======                                         =======            =====

---------------------
Notes:

(1)  Secured by Quebec Court I & II and Harlequin Plaza.
(2)  Costs capitalized are offset by retirements and write-offs.
(3) Under construction as of December 31, 1997. Construction costs are shown under buildings and improvements until completion. At that time, costs will be allocated between land and buildings and improvements.