Form 10-Q
period 1998-03-31
CARRAMERICA REALTY L P
filed 1998-05-15
CIK 1040554

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED March 31, 1998


                          COMMISSION FILE NO. 000-22741


                            CARRAMERICA REALTY, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   ----------

            Delaware                                   52-1976308
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


             1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006
             ------------------------------------------------------
               (Address or principal executive office) (Zip code)

                                   ----------

                                 (202) 624-7500
               --------------------------------------------------
               Registrant's telephone number, including area code

                                   ----------

                                       N/A
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

                                   ----------

      Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of May 15, 1998:

                                   14,295,029

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                     YES      X                 NO
                         -----------               -----------

================================================================================

                                      Index

                                                                                    Page
                                                                                    ----
Part I:  Financial Information
------------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty, L.P. as of
         March 31, 1998 (unaudited) and December 31, 1997 .............................4

         Consolidated statements of operations of CarrAmerica Realty, L.P. for the three months ended March 31, 1998 and 1997 (unaudited) ...................5

         Consolidated statements of cash flows of CarrAmerica Realty, L.P. for the three months ended March 31, 1998 and 1997 (unaudited) ...................6

         Notes to consolidated financial statements..............................7 to 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................11 to 15


Part II: Other Information
--------------------------

Item 1.  Legal Proceedings............................................................16

Item 2.  Changes in Securities........................................................16

Item 3.  Defaults Upon Senior Securities..............................................16

Item 4.  Submission of Matters to a Vote of Security Holders..........................16

Item 5.  Other Information............................................................16

Item 6.  Exhibits and Reports on Form 8-K.............................................16

                                     Part I


Item 1.  Financial Information
         ---------------------

         The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty, L.P. (the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                           Consolidated Balance Sheets
                   As of March 31, 1998 and December 31, 1997
--------------------------------------------------------------------------------
(In thousands)

                                                             March 31,        December 31,
                                                               1998               1997
                                                         ----------------    ---------------
                                                           (unaudited)
Assets
Rental property (note 2):
     Land                                                    $   97,959            91,347
     Buildings                                                  501,856           465,276
     Tenant improvements                                         18,952            12,496
     Furniture, fixtures, and equipment                             175                96
                                                             ----------           -------
                                                                618,942           569,215
     Less - accumulated depreciation                            (18,382)          (13,360)
                                                             ----------           -------
         Total rental property                                  600,560           555,855

Land held for development                                        13,117            10,526
Construction in progress                                         34,913            44,344
Cash and cash equivalents                                         4,692             3,584
Restricted cash and cash equivalents (note 2)                     1,765             1,501
Accounts and notes receivable                                    13,124            11,757
Accrued straight-line rents                                       4,636             3,317
Tenant leasing costs, net                                         5,717             3,439
Prepaid expenses and other assets, net                            2,161             2,245
                                                             ----------           -------
                                                             $  680,685           636,568
                                                             ==========           =======
Liabilities and Partners' Capital
Liabilities:
     Mortgages and notes payable (note 2)                    $  198,080           212,304
     Note payable to affiliate (note 2)                          29,311            29,411
     Accounts payable and accrued expenses                       12,200            12,608
     Due to affiliates                                           36,613             1,386
     Rent received in advance and security deposits               3,277             3,244
                                                             ----------           -------
         Total liabilities                                      279,481           258,953

Partners' capital (note 3):
     General partner                                              4,012             3,522
     Limited partners                                           397,192           374,093
                                                             ----------           -------
         Total partners' capital                                401,204           377,615

Commitments and Contingencies (note 4 and 5)
                                                             ----------           -------
                                                             $  680,685           636,568
                                                             ==========           =======

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1998 and 1997
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                     1998                1997
                                                                  ---------             -----
Real estate operating revenue:
     Rental revenue (note 4):
         Minimum base rent                                        $  20,098             8,081
         Recoveries from tenants                                      3,072             1,173
         Parking and Other tenant charges                               592               225
                                                                  ---------             -----
            Total rental revenue                                     23,762             9,479
     Cost reimbursements                                                538                --
                                                                  ---------             -----
            Total revenue                                            24,300             9,479
                                                                  ---------             -----

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                           5,233             3,416
         Real estate taxes                                            2,238               856
     Interest expense                                                 3,451               831
     General and administrative                                       1,141               437
     Depreciation and amortization                                    5,117             2,190
                                                                  ---------             -----
            Total operating expenses                                 17,180             7,730
                                                                  ---------             -----

            Real estate operating income                              7,120             1,749
                                                                  ---------             -----

Other operating income (expense):
     Interest income                                                    247                 8
     Loss on sale of assets                                            (416)               --
                                                                  ---------             -----
            Total other operating income (expense)                     (169)                8
                                                                  ---------             -----

            Net income                                            $   6,951             1,757
                                                                  =========             =====

            Net income attributable to general partner            $      70                18
                                                                  =========             =====
            Net income attributable to limited partners           $   6,881             1,739
                                                                  =========             =====

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                                         1998                  1997
                                                                                         ----                  ----
Cash flows from operating activities:
     Net income                                                                      $   6,951                1,757
                                                                                     ---------              -------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   5,117                2,190
         Increase in accounts and notes receivable                                      (1,367)                (551)
         Increase in accrued straight-line rents                                        (1,319)                (395)
         Additions to tenant leasing costs                                                (654)                (324)
         Decrease (increase) in prepaid expenses and other assets                          287                  (39)
         Increase (decrease) in accounts payable and accrued expenses                     (391)               3,159
         Increase in due to affiliates                                                  35,227                4,876
         Increase in rent received in advance and security deposits                         33                  859
                                                                                     ---------              -------
                Total adjustments                                                       36,933                9,775
                                                                                     ---------              -------
                Net cash provided by operating activities                               43,884               11,532
                                                                                     ---------              -------
Cash flows from investing activities:
     Additions to rental property                                                       (3,345)                  --
     Acquisitions of rental property                                                   (17,390)             (26,396)
     Additions to land held for development                                            (10,639)                  --
     Additions to construction in process                                              (13,450)              (8,973)
     Increase in restricted cash and cash equivalents                                     (264)                  --
                                                                                     ---------              -------
                Net cash used by investing activities                                  (45,088)             (35,369)
                                                                                     ---------              -------
Cash flows from financing activities:
     Capital contributions                                                              17,197               25,617
     Capital distributions                                                                (560)                (157)
     Net repayments on unsecured line of credit                                         (1,000)              (1,000)
     Repayments on notes and mortgages payable                                         (13,325)                (177)
                                                                                     ---------              -------
                Net cash provided by financing activities                                2,312               24,283
                                                                                     ---------              -------
                Increase in cash and cash equivalents                                    1,108                  446

Unrestricted cash and cash equivalents, beginning of the period                          3,584                2,478
                                                                                     ---------              -------
Unrestricted cash and cash equivalents, end of the period                            $   4,692                2,924
                                                                                     =========              =======
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $769 for the three months ended March 31, 1998 and $510 for the three
     months ended March 31, 1997.                                                    $   3,822                  624
                                                                                     =========              =======

Supplemental disclosure of noncash investing and financing activities:
     During the three months ended March 31, 1997, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $35.6 million of debt and liabilities and by issuing
     $18.0 million of Minority Units in the Partnership.

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


(1)      Description of Business

         (a)      Business

                  CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At March 31, 1998, the Partnership owned 55 operating properties and 12 properties under development. At December 31, 1997, the Partnership owned 53 operating properties and eight properties under development. The properties are located in Austin, Texas, Southeast Denver, suburban Dallas, suburban Salt Lake City, suburban Chicago, Phoenix , Arizona, suburban Seattle, San Francisco Bay Area and Orange County/Los Angeles.

                  The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CARC"), a self-administered and self-managed real estate investment trust. The General Partner owns a 1% interest in the Partnership at March 31, 1998 and December 31, 1997. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CARC, which owned an approximate 87% interest in the Partnership at March 31, 1998 and December 31, 1997 and various other individuals and entities which collectively own approximately 12% interest in the Partnership at March 31, 1998 and December 31, 1997, respectively.

(2)      Mortgages and Note Payable

         Mortgages payable generally are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Following is a summary of the Partnership's mortgages and notes payable as of the end of each period (in thousands):


                                           March 31,       December 31,
                                             1998             1997
                                          ----------       ------------

           Fixed rate mortgages           $  172,891          186,215
           Unsecured credit facility          54,500           55,500
                                          ----------       ----------
                                          $  227,391          241,715
                                          ==========       ==========

         On May 24, 1996, the Partnership entered into a $30 million loan agreement with CARC. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $29.3 million and $29.4 million, at March 31, 1998 and December 31, 1997, respectively.

         The Partnership is party to a $450.0 million unsecured revolving credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks ("Morgan"). This note is available to CARC, the Partnership and Carr Realty, L.P., a partnership in which CARC is the majority partner. The line of credit contains a number of financial and other covenants, including, but not limited to, covenants relating to ratios of annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of CARC's consolidated assets and restrictions on the ability of CARC to make dividend distributions in excess of 90% of funds from operations. Availability under the line of credit is also limited to a specified percentage of the Partnership's unencumbered properties. CARC and the Partnership are jointly and severally liable for all obligations under the line of credit. As of March 31, 1998 and December 31, 1997, availability under the line of credit was $313.6 million and $312.0 million, respectively, of which approximately $68.0 million and $159.5 million, respectively, had been drawn under this facility.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


         As of March 31, 1998, the scheduled maturity of mortgages and notes payable and the note payable to affiliate are as follows (in thousands):

                           1998.........................   $ 24,094
                           1999.........................     17,381
                           2000.........................     70,003
                           2001.........................     31,774(1)
                           2002.........................      8,796
                           Thereafter...................     75,343(2)
                                                             ------
                                                           $227,391
                                                           ========

                  (1) Includes $54.5 million outstanding as of March 31, 1998 under the Company's $450 million unsecured line of credit.
                  (2) Includes approximately $26.9 million outstanding on the
                      Partnership's loan agreement with CARC.

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

         Upon the first anniversary of the date of issuance (or two years from the date of issuance, in the case of Class D Units), each holder of Class A Units, Class D Units or Class E Units may, subject to certain limitations, require that the Partnership redeem his or her Units. Upon redemption, such holder will receive, at the option of the Partnership, with respect to each Unit tendered, either (i) cash in an amount equal to the market value of one share of CARC common stock (subject to certain anti-dilution adjustments) or (ii) one share of CARC common stock. In lieu of the Partnership redeeming Class A, Class D or Class E Units for cash. CARC has the right to assume directly and satisfy the redemption right of a Unitholder. Holders of Class B Units and Class C Units are not entitled to exercise this redemption right.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


         The following Units were outstanding:

                                     March 31,    December 31,
                                       1998           1997
                                       ----           ----

                Class A Units         950,111        950,111
                Class B Units      12,517,442     11,916,673
                Class C Units         539,593        539,593
                Class D Units         271,363        271,363
                Class E Units          16,520         16,520
                                   ----------     ----------
                                   14,295,029     13,694,260
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

(5)      Commitments and Contingencies

         At March 31, 1998, the Partnership is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows.

         In June 1997 and February 1998, the Partnership unconditionally guaranteed unsecured notes sold by CARC to institutional investors. The aggregate principal amount of the unsecured notes are $475.0 million of long-term debt, in the form of $150 million aggregate principal amount of 7.20% unsecured notes yielding 7.249% due 2004, $100 million

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


         aggregate principal amount of 6.625% unsecured notes yielding 6.717% due 2005, $125 million aggregate principal amount of 7.375% unsecured notes yielding 7.422% due 2007 and $100 million aggregate principal amount of 6.875% unsecured notes yielding 6.887% due 2008.

(6)      Acquisition and Development Activities

         From January 1, 1998 to March 31, 1998 the Partnership acquired one operating property totaling approximately 161,000 square feet and land that will support the future development of approximately 555,000 square feet. The operating property and land were acquired through the payment of $27.4 million in cash. In addition, in the three months ended March 31, 1998, the Partnership has placed into service one operating property previously under development containing approximately 101,000 square feet. As of March 31, 1998, the Partnership had twelve properties under development and land expected to support the future development of approximately 732,000 square feet. Costs incurred at March 31, 1998 and December 31, 1997 for properties under construction were $55.8 and $44.3 million, respectively.

         All acquisitions have been accounted for as purchases. Operations of acquired properties have been included in the accompanying financial statements from their respective dates of acquisition.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Condensed Consolidated Financial Statements of CarrAmerica Realty,L.P. and its subsidiary (the Partnership) as of March 31, 1998 and December 31, 1997, and for the three months ended March 31, 1998 and 1997. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is significantly impacted by acquisitions and dispositions made during 1998 and 1997. As of March 31, 1997, the Partnership owned 32 properties. Between April 1, 1997 and March 31, 1998, the Partnership acquired 29 properties, placed into service two properties, and disposed of six properties.

Results of Operations - Three Months Ended March 31, 1998 and 1997

         Real Estate Operating Revenue. As of March 31, 1998, the Partnership owned 55 operating properties, 51 of which, containing approximately 4.6 million square feet, were in service for the full three months ended March 31, 1998, as compared to 32 properties, 25 of which, containing approximately 2.3 million square feet, were in service for the full three months ended March 31, 1997. As a result, total real estate operating revenue increased $14.8 million, or 156.4 %, to $24.3 million for the three months ended March 31, 1998 as compared to $9.5 million for the three months ended March 31, 1997. The increase in revenue was primarily attributable to an $14.3 million and a $.5 million increase in rental revenue and real estate service income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions since the first quarter of 1997 which contributed approximately $13.8 million of additional rental revenue in the three month period ended March 31, 1998. Rental revenue from properties that were fully operating throughout both periods increased $.5 million. Real estate service income increased by $.5 million, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily as a result of reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.

         Real Estate Operating Expenses. Total real estate operating expenses increased $9.4 million for the three months ended March 31, 1998, or 122.3%, to $17.2 million as compared to $7.8 million for the three months ended March 31, 1997. The net increase in operating expenses was attributable to a $3.2 million increase in property operating expenses, a $2.6 million increase in interest expense, a $.7 million increase in general and administrative expenses, and a $2.9 million increase in depreciation and amortization. The increase in operating expenses was primarily attributable to additional expenses associated with new acquisitions since the first quarter of 1997. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Partnership's business strategy and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization of the Partnership's real estate acquisitions.

         Other Operating Income. Other operating income decreased $.2 million for the three months ended March 31, 1998 as compared to the same period in 1997, primarily due to timing differences relating to the assets that were sold in 1997 that are being recognized in 1998. These losses are offset by an increase in interest income between the two periods.

         Net Income. Net income of $7.0 million was earned for the three months ended March 31, 1998 as compared to $1.8 million during the three months ended March 31, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Partnership made and the other changes described above.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------


Cash Flows

         Net cash provided by operating activities increased $32.4 million, or 280.5%, to $43.9 million for the three months ended March 31, 1998 as compared to $11.5 million for the three months ended, March 31, 1997, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $9.7 million, to $45.1 million for the three months ended March 31, 1998 as compared to $35.4 million for the three months ended March 31, 1997, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development, and construction in process. Net cash provided by financing activities decreased $22.0 million to $2.3 million provided for the three months ended March 31, 1998 as compared to $24.3 million used for the three months ended March 31, 1997, primarily as a result of a reduction in capital contributions associated with the acquisition of rental properties and the repayment of a property's mortgage payable.

Acquisitions

         During the three months ended March 31, 1998, the Partnership acquired one operating property totaling approximately 161,000 square feet and land that will support the future development of approximately 555,000 square feet. The operating property and land are located in suburban Dallas. The operating property and land were acquired through the payment of $27.4 million in cash. In addition, in the three months ended on March 31, 1998, the Partnership has placed into service one operating property previously under development containing approximately 101,000 square feet.

Liquidity and Capital Resources

         The Partnership's total indebtedness at March 31, 1998 was $227.4 million, of which $54.5 million, or 24.0%, had a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness had an effective weighted average interest rate of 8.3% and had a weighted average term to maturity of 6.8 years. The Partnership is jointly and severally liable with CARC on a $450.0 million unsecured revolving line of credit. This line of credit bears interest at .900 percent above LIBOR. At March 31, 1998, on this line of credit, the Partnership had $54.5 million outstanding directly and had a joint and several guarantee on the remainder of the outstanding balance of $195.0 million. At March 31, 1998 CARC had total borrowing capacity under its unsecured line of credit of $383.0 million, allowing CARC and the Partnership to borrow up to an additional $328.5 million. At March 31, 1998, the total book value of the Partnership's assets was $699.9 million. The Partnership's debt as a percentage of total book value of its assets was 32.5%.

         The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership expects such expenditures to decrease in subsequent years as deferred maintenance activities are completed on recently acquired properties and as the emphasis of the Partnership's growth shifts from acquiring existing office properties to developing new properties. The Partnership anticipates that this shift from acquiring properties to developing properties will increase its need for short-term borrowings. The Partnership expects to meet these anticipated additional borrowing needs through the use of its unsecured line of credit (as described in the preceding paragraph). The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. As of March 31, 1998, the Partnership has 526,000 square feet under leases expiring on or before December 31, 1998. The Partnership intends to use cash flow from operations and its unsecured revolving line of credit facility to meet its working capital needs for its existing portfolio of operating assets.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------


         The Partnership also will require a substantial amount of capital for development projects currently underway and planned for the future. As of April 1998, the Partnership had 12 development projects underway, which are expected to require a total investment by the Partnership of $152.4 million. The Partnership intends to use cash flow from operations and its unsecured revolving credit facility to meet its working capital needs for its existing portfolio of operating assets.

Building and Lease Information

         The 55 properties contain a total of approximately 5.0 million rentable square feet. Eleven properties are located in Southeast Denver (representing 23.9% of the portfolio's net rentable square feet), eleven properties are located in suburban Dallas (representing 22.6%), nine properties are located in suburban Austin (representing 12.8%), eight properties are located in suburban Salt Lake City (representing 9.3%), five properties are located in the Orange County/Los Angeles area (representing 8.3%), four properties are located in the Phoenix area (representing 10.7%), three properties are located in suburban Chicago (representing 6.4%), three properties are located in the San Francisco Bay Area (representing 4.1%) and one property is located in suburban Seattle (representing 1.9%). Each of the properties is wholly owned by the Partnership. The properties range in size from approximately 70,000 square feet to approximately 189,000 square feet. The Partnership acquired each of the properties at various times between May 1996 and March 31, 1998. All of the properties are managed by CARSI. In addition, as of March 31, 1998, the Partnership owns twelve properties under development that will contain approximately 1.2 million square feet and land that is expected to support the development of up to .7 million square feet of office space.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------


The following table sets forth certain additional information relating those properties owned as of March 31, 1998:

                                             The         Net
                                        Partnership's  Rentable
                                          Effective      Area
                              Number of   Property     (Square     Percent
Property                      Buildings   Ownership   Feet) (1)   Leased (2)
----------------------------- ---------   ---------   ---------  ----------
Southeast Denver
   Harlequin Plaza                 2       100.0%      327,956       97.2%
   Quebec Court I & II             2       100.0%      287,294      100.0%
   Greenwood Center                1       100.0%       75,866       86.5%
   Quebec Center                   3       100.0%      106,849       96.1%
   Panorama Corporate Center I     1       100.0%      100,542       98.7%
   JD Edwards                      1       100.0%      189,087      100.0%
   Panarama II                     1       100.0%      100,916       91.8%
Austin
   Tower of the Hills              2       100.0%      165,322       96.5%
   Great Hills Plaza               1       100.0%      135,333      100.0%
   City View Centre                3       100.0%      135,170       85.7%
   Park North                      2       100.0%      128,071       89.1%
   Balcones Center                 1       100.0%       75,761       73.2%
Salt Lake City
   Sorenson Research Park          5       100.0%      285,144       99.1%
   Wasatch Corporate Center        3       100.0%      178,098      100.0%
Dallas
   Greyhound                       1       100.0%       92,890      100.0%
   Search Plaza                    1       100.0%      151,262       97.9%
   Quorum North                    1       100.0%      114,030       93.4%
   Cedar Maple                     3       100.0%      112,968       91.8%
   Quorum Place                    1       100.0%      176,278       95.8%
   Tollhill East & West            2       100.0%      241,155       93.2%
   5000 Quorum                     1       100.0%      161,008       98.5%
   Two Mission Park                1       100.0%       76,962       59.6%
Suburban Chicago
   Bannockburn Lake I & II         2       100.0%      209,860      100.0%
   Bannockburn IV                  1       100.0%      108,469       97.5%
Suburban Seattle
   Canyon Park Commons             1       100.0%       95,290      100.0%
Phoenix
   US West                         4       100.0%      532,506      100.0%
Northern California,
 San Francisco Bay Area
   San Mateo I                     1       100.0%       70,000      100.0%
   San Mateo II & III              2       100.0%      135,353       99.5%
Southern California, Orange
 County/Los Angeles
   South Coast Executive Center    2       100.0%      160,301       95.6%
   2600 W. Olive                   1       100.0%      145,304       95.7%
   Bay Technology Center           2       100.0%      107,480      100.0%
                                   -                   -------      ------
Total                             55                 4,982,525
                                  ==                 =========
Weighted Average                                                     96.3%
                                                                     =====
-------------------
(1) Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of March 31, 1998.
(3) The Partnership owns the improvements on the land and has a leasehold interest in all or a portion of the underlying land.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------


         The following table sets out a schedule of the lease expirations for leases in place at those Properties owned as of March 31, 1998:


                                      Net Rentable            Percent of
                                     Area Subject to    Leased Square Footage
                                     Expiring Leases       Represented by
    Year of Lease Expiration        (square feet) (1)      Expiring Leases
    ------------------------        -----------------      ---------------
    1998.......................          526,000                 10.9%
    1999.......................          584,000                 12.2
    2000.......................          510,000                 10.6
    2001.......................          667,000                 13.9
    2002.......................          561,000                 11.7
    2003.......................          360,000                  7.5
    2004.......................          366,000                  7.6
    2005.......................            2,000                   .1
    2006.......................          180,000                  3.7
    2007 and thereafter                1,045,000                 21.8

------------
(1) Excludes 182,000 square feet of vacant space.

                                     Part II
OTHER INFORMATION
-----------------

Item 1.    Legal Proceedings.

                  None

Item 2.    Changes in Securities.

                  None

Item 3.    Defaults Upon Senior Securities.

                  None

Item 4.    Submission of Matters to a Vote of Security Holders.

                  None

Item 5.    Other Information.

                  None

Item 6.    Exhibits and Reports on Form 8-K.


         (a)      Exhibits
                  --------

                  27         Financial Data Schedule.

         (b)      Reports on Form 8-K
                  -------------------

          a. Current Report on Form 8-K filed by CarrAmerica Realty, L.P. on February 18, 1998 regarding Historical Summaries of Operating Revenue and Expenses for the nine months ended September 30, 1997 (unaudited) and the year ended December 31, 1996 and the proforma condensed consolidated balance sheet (unaudited) at September 30, 1997 for San Mateo II and III and proforma condensed consolidated statements of operations for nine months ended September 30, 1997 (unaudited) and for the year ended December 31, 1996.

          b. Current Report on Form 8-K filed by CarrAmerica Realty, L.P. on February 18, 1998 regarding historical summaries of Operating Revenue and Expenses for the nine months ended September 30, 1997 (unaudited) and the year ended December 31, 1996 for Canyon Park Commons.

          c. Current Report on Form 8-K filed by CarrAmerica Realty, L.P. on February 23, 1998 regarding Historical Summaries of Operating Revenue and Expenses for the nine months ended September 30, 1997 (unaudited) and the year ended December 31, 1996 for Tower of the Hills.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
     its general partner





/s/ Thomas A. Carr
-----------------------------------------
Thomas A. Carr, President




/s/ Brian K. Fields
-----------------------------------------
Brian K. Fields, Chief Financial Officer,
  Treasurer and Vice President




Date:  May 15, 1998

                                  Exhibit Index
                                  -------------

Exhibit         Description                                                         Page
-------         -----------                                                         ----
27              Financial Data Schedule.


                                       18