Form 10-Q
period 1998-06-30
CARRAMERICA REALTY L P
filed 1998-08-14
CIK 1040554

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 1998


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


                   1850 K Street, N.W., Washington, D.C. 20006
               --------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 729-7500
                                                           --------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


       Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of August 14, 1998:

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

                                      Index

                                                                                             Page
Part I:  Financial Information
------------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty, L.P. as of June 30,
         1998 (unaudited) and December 31, 1997 ................................................4

         Consolidated statements of operations of CarrAmerica Realty, L.P.
         for the three months ended June 30, 1998 and 1997 (unaudited) .........................5

         Consolidated statements of operations of CarrAmerica Realty, L.P.
         for the six months ended June 30, 1998 and 1997 (unaudited) ...........................6

         Consolidated statements of cash flows of CarrAmerica Realty, L.P. for the six months ended June 30, 1998 and 1997 (unaudited) .......................................7

         Notes to consolidated financial statements (unaudited)...........................8 to 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................12 to 17


Part II: Other Information
--------------------------

Item 1.  Legal Proceedings.....................................................................18

Item 2.  Changes in Securities.................................................................18

Item 3.  Defaults Upon Senior Securities.......................................................18

Item 4.  Submission of Matters to a Vote of Security Holders...................................18

Item 5.  Other Information.....................................................................18

Item 6.  Exhibits and Reports on Form 8-K......................................................18

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

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    As of June 30, 1998 and December 31, 1997
--------------------------------------------------------------------------------

(In thousands)

                                                        June 30,    December 31,
                                                          1998          1997
                                                      -----------   ------------
                                                      (unaudited)
Assets
Rental property (note 2):
     Land                                              $  99,291       91,347
     Buildings                                           510,428      465,276
     Tenant improvements                                  21,305       12,496
     Furniture, fixtures, and equipment                      270           96
                                                       ---------    ---------
                                                         631,294      569,215
     Less - accumulated depreciation                     (23,423)     (13,360)
                                                       ---------    ---------
         Total rental property                           607,871      555,855

Land held for development                                 12,409       10,526
Construction in progress                                  47,088       44,344
Cash and cash equivalents                                  4,682        3,584
Restricted cash and cash equivalents (note 2)              2,001        1,501
Accounts and notes receivable                             12,113       11,757
Accrued straight-line rents                                6,149        3,317
Tenant leasing costs, net                                  7,124        3,439
Deferred financing costs, net                                  4           --
Prepaid expenses and other assets, net                     2,388        2,245
                                                       ---------    ---------
                                                       $ 701,829      636,568
                                                       =========    =========
Liabilities and Partners' Capital
Liabilities:
     Mortgages and notes payable (note 2)              $ 237,966      212,304
     Note payable to affiliate (note 2)                   29,208       29,411
     Accounts payable and accrued expenses                16,356       12,608
     Due to affiliates                                     7,371        1,386
     Rent received in advance and security deposits        3,478        3,244
                                                       ---------    ---------
         Total liabilities                               294,379      258,953

Partners' capital (note 3):
     General partner                                       4,075        3,522
     Limited partners                                    403,375      374,093
                                                       ---------    ---------
         Total partners' capital                         407,450      377,615

Commitments and contingencies (note 4)
                                                       ---------    ---------
                                                       $ 701,829      636,568
                                                       =========    =========


See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                              1998        1997
                                                            --------    --------
Real estate operating revenue:
     Rental revenue:
         Minimum base rent                                  $ 21,744      10,740
         Recoveries from tenants                               3,668       1,783
         Parking and Other tenant charges                        189       1,017
                                                            --------    --------
         Total rental revenue                                 25,601      13,540
     Cost reimbursements                                         872          --
                                                            --------    --------
         Total revenue                                        26,473      13,540
                                                            --------    --------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                    6,266       4,395
         Real estate taxes                                     2,501       1,319
     Interest expense                                          4,301       1,515
     General and administrative                                1,127         693
     Depreciation and amortization                             5,609       2,928
                                                            --------    --------
         Total operating expenses                             19,804      10,850
                                                            --------    --------

         Real estate operating income                          6,669       2,690
                                                            --------    --------

Other operating income (expense):
     Interest income                                             227          48
     Loss on sale of assets                                      (77)         --
                                                            --------    --------
         Total other operating income (expense)                  150          48
                                                            --------    --------

         Net income                                         $  6,819       2,738
                                                            ========    ========

         Net income attributable to general partner         $     68          27
                                                            ========    ========
         Net income attributable to limited partners        $  6,751       2,711
                                                            ========    ========


See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                              1998        1997
                                                            --------    --------
Real estate operating revenue:
     Rental revenue:
         Minimum base rent                                  $ 41,842      18,821
         Recoveries from tenants                               6,740       2,956
         Parking and Other tenant charges                        781       1,242
                                                            --------    --------
         Total rental revenue                                 49,363      23,019
     Cost reimbursements                                       1,410          --
                                                            --------    --------
         Total revenue                                        50,773      23,019
                                                            --------    --------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                   11,499       7,811
         Real estate taxes                                     4,739       2,175
     Interest expense                                          7,752       2,346
     General and administrative                                2,268       1,130
     Depreciation and amortization                            10,726       5,118
                                                            --------    --------
         Total operating expenses                             36,984      18,580
                                                            --------    --------

         Real estate operating income                         13,789       4,439
                                                            --------    --------

Other operating income (expense):
     Interest income                                             474          56
     Loss on sale of assets                                     (493)         --
                                                            --------    --------
         Total other operating income (expense)                  (19)         56
                                                            --------    --------

         Net income                                         $ 13,770       4,495
                                                            ========    ========

         Net income attributable to general partner         $    138          45
                                                            ========    ========
         Net income attributable to limited partners        $ 13,632       4,450
                                                            ========    ========


See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                               1998        1997
                                                                             --------    --------
Cash flows from operating activities:
     Net income                                                              $ 13,770       4,495
                                                                             --------    --------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         10,726       5,118
         Loss on write off of assets                                              329          --
         Increase in accounts and notes receivable                               (356)       (914)
         Increase in accrued straight-line rents                               (2,832)       (899)
         Additions to tenant leasing costs                                     (1,429)     (1,489)
         Decrease (increase) in prepaid expenses and other assets                   4        (122)
         Increase (decrease) in accounts payable and accrued expenses           3,748       6,750
         Increase in due to affiliates                                          5,985         605
         Increase in rent received in advance and security deposits               234       1,322
                                                                             --------    --------
                Total adjustments                                              16,409      10,371
                                                                             --------    --------
                Net cash provided by operating activities                      30,179      14,866
                                                                             --------    --------

Cash flows from investing activities:
     Additions to rental property                                              (7,186)     (2,249)
     Acquisitions of rental property                                          (17,390)    (77,119)
     Additions to land held for development                                   (11,024)     (1,448)
     Additions to construction in process                                     (34,499)    (22,877)
     Increase in restricted cash and cash equivalents                            (500)         --
                                                                             --------    --------
                Net cash used by investing activities                         (70,599)   (103,693)
                                                                             --------    --------

Cash flows from financing activities:
     Capital contributions                                                     17,197      77,126
     Capital distributions                                                     (1,132)       (322)
     Net borrowings on unsecured line of credit                                40,500      14,000
     Repayments on notes and mortgages payable                                (15,042)       (552)
     Additions to deferred financing costs                                         (5)         --
                                                                             --------    --------
                Net cash provided by financing activities                      41,518      90,252
                                                                             --------    --------
                Increase in cash and cash equivalents                           1,098       1,425

Unrestricted cash and cash equivalents, beginning of the period                 3,584       2,478
                                                                             --------    --------
Unrestricted cash and cash equivalents, end of the period                    $  4,682       3,903
                                                                             ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $1,670 for the six months ended June 30, 1998 and $1,253 for the six
     months ended June 30, 1997                                              $  7,728       1,983
                                                                             ========    ========

Supplemental disclosure of noncash investing and financing activities:
     During the six months ended June 30, 1997, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $53.0 million of debt and liabilities and by issuing $17.4 million of Minority Units in the Partnership.


See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At June 30, 1998, the Partnership owned 55 operating properties and 13 properties under development. At December 31, 1997, the Partnership owned 53 operating properties and eight properties under development. The properties are located in Austin, Texas, southeast Denver, suburban Dallas, suburban Salt Lake City, suburban Chicago, suburban Phoenix, suburban Seattle, San Francisco Bay Area and Orange County/Los Angeles.

                  The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CARC"), a self-administered and self-managed real estate investment trust. The General Partner owns a 1% interest in the Partnership at June 30, 1998 and December 31, 1997. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CARC, which owned an approximate 87% interest in the Partnership at June 30, 1998 and December 31, 1997 and various other individuals and entities which collectively own approximately 12% interest in the Partnership at June 30, 1998 and December 31, 1997, respectively.


(2)      Mortgages and Note Payable

         Mortgages payable generally are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Following is a summary of the Partnership's mortgages and notes payable as of the end of each period (in thousands):


                                                  June 30,          December 31,
                                                    1998                1997
                                                  --------          ------------
                  Fixed rate mortgages            $171,174            186,215
                  Unsecured credit facility         96,000             55,500
                                                  --------            -------
                                                  $267,174            241,715
                                                  ========            =======

         On May 24, 1996, the Partnership entered into a $30 million loan agreement with CARC. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $29.2 million and $29.4 million, at June 30, 1998 and December 31, 1997, respectively.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         The Partnership is party to a $450.0 million unsecured revolving credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks ("Morgan"). This note is available to CARC, the Partnership and Carr Realty, L.P., a partnership in which CARC is the majority partner. The line of credit contains a number of financial and other covenants, including, but not limited to, covenants relating to ratios of annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of CARC's consolidated assets and restrictions on the ability of CARC to make dividend distributions in excess of 90% of funds from operations. Availability under the line of credit is also limited to a specified percentage of the Partnership's unencumbered properties. CARC and the Partnership are jointly and severally liable for all obligations under the line of credit. As of June 30, 1998 and December 31, 1997, availability under the line of credit was $366.6 million and $312.0 million, respectively, of which approximately $247.0 million and $159.5 million, respectively, had been drawn under this facility.

         As of June 30, 1998, the scheduled maturity of mortgages and notes payable and the note payable to affiliate are as follows (in thousands):

                  1998.............................      $  22,427
                  1999.............................         17,381
                  2000.............................        111,503(1)
                  2001.............................         31,724
                  2002.............................          8,796
                  Thereafter.......................         75,343(2)
                                                          --------
                                                          $267,174
                                                          ========

                  (1) Includes $96.0 million outstanding as of June 30, 1998 under the Company's $450 million unsecured line of credit.
                  (2) Includes approximately $26.9 million outstanding on the Partnership's loan agreement with CARC.

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


(3)      Partners' Capital Contributions, Distributions, and Participation
         Percentages

         The Second Amended and Restated Agreement of Limited Partnership of the Partnership, as amended, (the "Partnership Agreement") details the rights of ownership in the Partnership. Ownership in the Partnership is expressed in partnership units ("Units"). Units currently are designated as Class A, B,C,D or E Units. Class D Units have first preference, Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of Available Cash, as defined in the Partnership Agreement. Class C Units do not share in the allocation of Available Cash. Upon the third anniversary of the date of issuance of Class C Units, they may be

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         converted to Class A Units based on a conversion factor described in the Partnership Agreement. Class E Units have a special allocation of Partnership losses.

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

         The following Units were outstanding:

                                                June 30,            December 31,
                                                  1998                 1997
                                               ----------           ------------
                  Class A Units                   950,111               950,111
                  Class B Units                12,517,442            11,916,673
                  Class C Units                   539,593               539,593
                  Class D Units                   271,363               271,363
                  Class E Units                    16,520                16,520
                                               ----------            ----------
                                               14,295,029            13,694,260
                                               ==========            ==========


(4)      Commitments and Contingencies

         At June 30, 1998, the Partnership is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows.

         In June 1997 and February 1998, the Partnership unconditionally guaranteed unsecured notes sold by CARC to institutional investors. The aggregate principal amount of the unsecured notes are $475.0 million of long-term debt, in the form of $150 million aggregate principal amount of 7.20% unsecured notes due 2004, $100 million aggregate principal amount of 6.625% unsecured notes due 2005, $125 million aggregate principal amount of 7.375% unsecured notes due 2007 and $100 million aggregate principal amount of 6.875% unsecured notes due 2008.

(5)      Acquisition and Development Activities

         From January 1, 1998 to June 30, 1998 the Partnership acquired one operating property totaling approximately 160,000 square feet and land that will support the future development of approximately 545,000 square feet. The operating property and land were acquired through the payment of $27.4 million in cash. In addition, in the six months ended June 30, 1998, the Partnership has placed into service one operating property previously under development containing approximately 101,000 square feet. As of June 30, 1998, the Partnership had 13 properties under development and land expected to support the future development of approximately 687,000 square feet. Costs incurred at

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         June 30, 1998 and December 31, 1997 for properties under construction were $47.1 and $44.3 million, respectively.

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

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion is based primarily on the Condensed Consolidated Financial Statements of CarrAmerica Realty, L.P. and its subsidiary (the Partnership) as of June 30, 1998 and December 31, 1997, and for the three months ended June 30, 1998 and 1997. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is significantly impacted by acquisitions and dispositions made during 1998 and 1997. As of June 30, 1997, the Partnership owned 44 properties. Between July 1, 1997 and June 30, 1998, the Partnership acquired 15 properties, placed into service two properties, and disposed of six properties.

Results of Operations - Three Months Ended June 30, 1998 and 1997

         Real Estate Operating Revenue. As of June 30, 1998, the Partnership owned 55 operating properties, all of which, containing approximately 5.0 million square feet, were in service for the full three months ended June 30, 1998, as compared to 44 properties, 32 of which, containing approximately 2.9 million square feet, were in service for the full three months ended June 30, 1997. As a result, total real estate operating revenue increased $13.0 million, or 95.5%, to $26.5 million for the three months ended June 30, 1998 as compared to $13.5 million for the three months ended June 30, 1997. The increase in revenue was primarily attributable to a $12.1 million and a $.9 million increase in rental revenue and real estate service income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions since the second quarter of 1997 which contributed approximately $11.2 million of additional rental revenue in the three month period ended June 30, 1998. Rental revenue from properties that were fully operating throughout both periods increased $1.6 million. Real estate service income increased by $.9 million, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, primarily as a result of reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.

         Real Estate Operating Expenses. Total real estate operating expenses increased $8.9 million for the three months ended June 30, 1998, or 82.5%, to $19.8 million as compared to $10.9 million for the three months ended June 30, 1997. The net increase in operating expenses was attributable to a $3.0 million increase in property operating expenses, a $2.8 million increase in interest expense, a $.4 million increase in general and administrative expenses, and a $2.7 million increase in depreciation and amortization. The increase in operating expenses was primarily attributable to additional expenses associated with new acquisitions since the second quarter of 1997. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Partnership's business strategy and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization of the Partnership's real estate acquisitions.

         Other Operating Income (Expense). Other operating income increased $.1 million for the three months ended June 30, 1998 as compared to the same period in 1997, primarily due to increases in interest income offset by costs relating to asset sales.

         Net Income. Net income of $6.8 million was earned for the three months ended June 30, 1998 as compared to $2.7 million during the three months ended June 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Partnership made and the other changes described above.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Results of Operations - Six Months Ended June 30, 1998 and 1997

         Real Estate Operating Revenue. As of June 30, 1998, the Partnership owned 55 operating properties, 54 of which, containing approximately 4.8 million square feet, were in service for the full six months ended June 30, 1998, as compared to 44 properties, 25 of which, containing approximately 2.3 million square feet, were in service for the full six months ended June 30, 1997. As a result, total real estate operating revenue increased $27.8 million, or 120.6%, to $50.8 million for the six months ended June 30, 1998 as compared to $23.0 million for the six months ended June 30, 1997. The increase in revenue was primarily attributable to a $26.4 million and a $1.4 million increase in rental revenue and real estate service income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions since the second quarter of 1997 which contributed approximately $25.0 million of additional rental revenue in the six month period ended June 30, 1998. Rental revenue from properties that were fully operating throughout both periods increased $1.4 million. Real estate service income increased by $1.4 million, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, primarily as a result of reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.

         Real Estate Operating Expenses. Total real estate operating expenses increased $18.4 million for the six months ended June 30, 1998, or 99.1%, to $37.0 million as compared to $18.6 million for the six months ended June 30, 1997. The net increase in operating expenses was attributable to a $6.3 million increase in property operating expenses, a $5.4 million increase in interest expense, a $1.1 million increase in general and administrative expenses, and a $5.6 million increase in depreciation and amortization. The increase in operating expenses was primarily attributable to additional expenses associated with new acquisitions since the second quarter of 1997. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Partnership's business strategy and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization of the Partnership's real estate acquisitions.

         Other Operating Income (Expense). Other operating income decreased $.1 million for the six months ended June 30, 1998 as compared to the same period in 1997, primarily due to costs relating to asset sales. These losses are offset by an increase in interest income between the two periods.

         Net Income. Net income of $13.8 million was earned for the six months ended June 30, 1998 as compared to $4.5 million during the six months ended June 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Partnership made and the other changes described above.

Cash Flows

         Net cash provided by operating activities increased $15.3 million, or 103.0%, to $30.2 million for the six months ended June 30, 1998 as compared to $14.9 million for the six months ended, June 30, 1997, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities decreased $33.1 million, to $70.6 million for the six months ended June 30, 1998 as compared to $103.7 million for the six months ended June 30, 1997, primarily as a result of a reduction in acquisitions of rental property. Net cash provided by financing activities decreased $48.8 million to $41.5 million provided for the six months ended June 30, 1998 as compared to $90.3 million used for the six months ended June 30, 1997, primarily as a result of a reduction in capital contributions associated with the acquisition of rental properties, net of borrowings on the unsecured credit facility.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Acquisitions

         During the six months ended June 30, 1998, the Partnership acquired one operating property totaling approximately 160,000 square feet and land that will support the future development of approximately 545,000 square feet. The operating property and land are located in suburban Dallas. The operating property and land were acquired through the payment of $27.4 million in cash. In addition, in the six months ended on June 30, 1998, the Partnership has placed into service one operating property previously under development containing approximately 101,000 square feet.

Liquidity and Capital Resources

         The Partnership's total indebtedness at June 30, 1998 was $267.2 million, of which $96.0 million, or 35.9%, had a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness had an effective weighted average interest rate of 8.3% and had a weighted average term to maturity of 6.6 years. The Partnership is jointly and severally liable with CARC on a $450.0 million unsecured revolving line of credit. This line of credit bears interest at 90 basis points above LIBOR. At June 30, 1998, on this line of credit, the Partnership had $96.0 million outstanding directly and had a joint and several guarantee on the remainder of the outstanding balance of $151.0 million. At June 30, 1998, CARC had total borrowing capacity under its unsecured line of credit of $366.6 million, allowing CARC and the Partnership to borrow up to an additional $119.6 million. At June 30, 1998, the total book value of the Partnership's assets was $726.4 million. The Partnership's debt as a percentage of total book value of its assets was 36.8%.

         The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership expects such expenditures to decrease in subsequent years as deferred maintenance activities are completed on recently acquired properties and as the emphasis of the Partnership's growth shifts from acquiring existing office properties to developing new properties. The Partnership anticipates that this shift from acquiring properties to developing properties will increase its need for short-term borrowings. The Partnership expects to meet these anticipated additional borrowing needs through the use of its unsecured line of credit (as described in the preceding paragraph). The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. As of June 30, 1998, the Partnership has 372,000 square feet under leases expiring on or before December 31, 1998, representing 7.7% of total leased space. The Partnership intends to use cash flow from operations and its unsecured revolving line of credit facility to meet its working capital needs for its existing portfolio of operating assets.

         The Partnership also will require a substantial amount of capital for development projects currently underway and planned for the future. As of June 1998, the Partnership had 13 development projects underway, which are expected to require a total investment by the Partnership of $155.0 million. The Partnership intends to use cash flow from operations and its unsecured revolving credit facility to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short term and long term.

Building and Lease Information

         The 55 properties contain a total of approximately 5.0 million rentable square feet. Eleven properties are located in southeast Denver (representing 23.8% of the portfolio's net rentable square feet), eleven properties are located in

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

suburban Dallas (representing 22.7%), nine properties are located in suburban Austin (representing 12.8%), eight properties are located in suburban Salt Lake City (representing 9.3%), five properties are located in the Orange County/Los Angeles area (representing 8.3%), four properties are located in suburban Phoenix (representing 10.7%), three properties are located in suburban Chicago (representing 6.4%), three properties are located in the San Francisco Bay Area (representing 4.1%) and one property is located in suburban Seattle (representing 1.9%). Each of the properties is wholly owned by the Partnership. The properties range in size from approximately 70,000 square feet to approximately 189,000 square feet. The Partnership acquired each of the properties at various times between May 1996 and June 30, 1998. All of the properties are managed by CARSI. In addition, as of June 30, 1998, the Partnership owns 13 properties under development that will contain approximately
1.3 million square feet and land that is expected to support the development of up to .7 million square feet of office space.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building And Lease Information

The following table sets forth certain information about each operating property owned by the Company as of June 30, 1998:

                                              Company's          Net
                                              Effective        Rentable
                                               Property          Area         Percent   # of
Property                                      Ownership    (square feet)(1)  Leased(2)  Buildings
--------                                      ---------    ----------------  ---------  ---------
Consolidated Properties

Southern California,
Orange County/Los Angeles:
   South Coast Executive Center                 100.0          160,301          92.9      2
   2600 W. Olive                                100.0          145,304          95.7      1
   Bay Technology Center                        100.0          107,480         100.0      2
Northern California,
San Francisco Bay Area:
   San Mateo I                                  100.0           70,000         100.0      1
   San Mateo II and III                         100.0          135,353          99.5      2
Suburban Seattle:
   Canyon Park Commons                          100.0           95,290         100.0      1
Austin, Texas:
   Great Hills Plaza                            100.0%         135,333         100.0%     1
   Balcones Center                              100.0           75,761          64.5      1
   Park North                                   100.0          128,023          98.1      2
   City View Centre                             100.0          135,104         100.0      3
   Tower of the Hills                           100.0          165,322          98.1      2
Suburban Chicago:
   Bannockburn I & II                           100.0          209,860         100.0      2
   Bannockburn IV                               100.0          108,469         100.0      1
Suburban Dallas:
   Greyhound                                    100.0           92,890         100.0      1
   Search Plaza                                 100.0          152,508          95.4      1
   Quorum North                                 100.0          114,196          89.7      1
   Quorum Place                                 100.0          180,422          95.2      1
   Cedar Maple Plaza                            100.0          112,968          95.5      3
   Tollhill East & West                         100.0          241,155          91.1      2
   Two Mission Park                             100.0           76,962          63.1      1
   5000 Quorum                                  100.0          160,122          96.3      1
Southeast Denver:
   Harlequin Plaza                              100.0          329,126          90.6      2
   Quebec Court I & II                          100.0          287,294         100.0      2
   Greenwood Center                             100.0           75,866          97.1      1
   Quebec Center                                100.0          106,849          96.9      1
   Panorama Corporate Center I                  100.0          100,542          98.7      3
   JD Edwards                                   100.0          189,087         100.0      1
   Panorama II                                  100.0          100,916          96.7      1
Suburban Phoenix:
   US West                                      100.0          532,506         100.0      4
Suburban Salt Lake City:
   Sorenson Research Park                       100.0          285,144          98.4      5
   Wasatch Corporate Center                     100.0          178,098         100.0      3
                                                             ---------         -----     --

TOTAL CONSOLIDATED PROPERTIES:                               4,988,251                    55
                                                             =========                    ==
WEIGHTED AVERAGE                                                                96.3%
                                                                               =====

-------------------
(1)      Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of June 30, 1998.

           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         The following table sets out a schedule of the lease expirations for leases in place at those Properties owned as of June 30, 1998:

                                                                Percent of
                                           Net Rentable        Leased Square
                                          Area Subject to         Footage
                                          Expiring Leases     Represented by
         Year of Lease Expiration        (square feet) (1)    Expiring Leases
         ------------------------        -----------------    ---------------
         1998.......................          372,000               7.7%
         1999.......................          567,000              11.8
         2000.......................          516,000              10.7
         2001.......................          676,000              14.1
         2002.......................          582,000              12.1
         2003.......................          446,000               9.3
         2004.......................          417,000               8.7
         2005.......................            2,000                .1
         2006.......................          180,000               3.7
         2007 and thereafter                1,045,000              21.8
-------------------
(1) Excludes 185,000 square feet of vacant space.

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

                  None

Item 5.    Other Information.

                  None

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  --------
                  27  Financial Data Schedule



         (b)      Reports on Form 8-K
                  -------------------
                  None

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


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
      its general partner





/s/ Thomas A. Carr
-----------------------------------------
Thomas A. Carr, President




/s/ Brian K. Fields
-----------------------------------------
Brian K. Fields, Chief Financial Officer,
 Treasurer and Vice President




Date:    August 14, 1998

                                  Exhibit Index
                                  -------------

Exhibit         Description                                             Page
-------         -----------                                             ----

                  Exhibits
                  --------

                  27  Financial Data Schedule