Form 10-Q
period 1998-09-30
CARRAMERICA REALTY L P
filed 1998-11-16
CIK 1040554

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 1998
                                        ------------------


                          COMMISSION FILE NO. 000-22741
                                              ---------


                            CARRAMERICA REALTY, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  52-1976308
-------------------------------         --------------------------------------
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


       Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of November 16, 1998:

                                   14,362,217
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                        YES        X           NO
                                 ------            ------

================================================================================

                                      Index


                                                                                                  Page
                                                                                                  ----
Part I: Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiaries as of
         September 30, 1998 (unaudited) and December 31, 1997 .........................................4

         Condensed consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiaries for the three months ended September 30, 1998 and 1997 (unaudited) ...........................5

         Condensed consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiaries for the nine months ended September 30, 1998 and 1997 (unaudited) ............................6

         Condensed consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiaries for the nine months ended September 30, 1998 and 1997 (unaudited) ............................7

         Notes to condensed consolidated financial statements (unaudited)........................8 to 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................................12 to 19


Part II: Other Information

Item 1.  Legal Proceedings............................................................................20

Item 2.  Changes in Securities........................................................................20

Item 3.  Defaults Upon Senior Securities..............................................................20

Item 4.  Submission of Matters to a Vote of Security Holders..........................................20

Item 5.  Other Information............................................................................20

Item 6.  Exhibits and Reports on Form 8-K............................................................

                                     Part I


Item 1.  Financial Information

         The information furnished in the accompanying condensed consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiaries (the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 As of September 30, 1998 and December 31, 1997
-------------------------------------------------------------------------------------------------------------

(In thousands)

                                                                             September 30,      December 31,
                                                                                 1998               1997
                                                                             ------------       ------------
                                                                             (unaudited)
Assets
Rental property (note 2):
     Land                                                                     $  97,248              91,347
     Buildings                                                                  495,892             465,276
     Tenant improvements                                                         22,872              12,496
     Furniture, fixtures, and equipment                                             496                  96
                                                                              ---------           ---------
                                                                                616,508             569,215
     Less - accumulated depreciation                                            (27,645)            (13,360)
                                                                              ---------           ---------
         Total rental property                                                  588,863             555,855

Land held for development                                                        17,046              10,526
Construction in progress                                                         94,096              44,344
Cash and cash equivalents                                                         6,364               3,584
Restricted cash and cash equivalents (note 2)                                    15,217               1,501
Accounts and notes receivable                                                    10,244              11,757
Accrued straight-line rents                                                       7,445               3,317
Tenant leasing costs, net                                                         7,723               3,439
Prepaid expenses and other assets, net                                            2,755               2,245
                                                                              ---------           ---------
                                                                              $ 749,753             636,568
                                                                              =========           =========
Liabilities and Partners' Capital
Liabilities:
     Mortgages and notes payable (note 2)                                     $ 263,385             212,304
     Note payable to affiliate (note 2)                                          29,103              29,411
     Accounts payable and accrued expenses                                       18,827              12,608
     Due to affiliates                                                           15,191               1,386
     Rent received in advance and security deposits                               3,621               3,244
                                                                              ---------           ---------
         Total liabilities                                                      330,127             258,953

Partners' capital (note 3):
     General partner                                                              4,196               3,522
     Limited partners                                                           415,430             374,093
                                                                              ---------           ---------
         Total partners' capital                                                419,626             377,615

Commitments and contingencies (note 4)
                                                                              ---------           ---------
                                                                              $ 749,753             636,568
                                                                              =========           =========


See accompanying notes to condensed consolidated financial statements.

                   CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1998 and 1997
-----------------------------------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                 1998                 1997
                                                                                 ----                 ----
Real estate operating revenue:
     Rental revenue:
         Minimum base rent                                                     $ 21,774              13,734
         Recoveries from tenants                                                  2,793               2,509
         Parking and Other tenant charges                                           341                 237
                                                                               --------            --------
             Total rental revenue                                                24,908              16,480
     Cost reimbursements                                                            873                 658
     Other income                                                                   137                  --
                                                                               --------            --------
             Total revenue                                                       25,918              17,138
                                                                               --------            --------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                                       6,597               5,611
         Real estate taxes                                                        2,118               1,815
     Interest expense                                                             4,240               1,643
     General and administrative                                                   1,375                 494
     Depreciation and amortization                                                6,024               3,667
                                                                               --------            --------
             Total operating expenses                                            20,354              13,230
                                                                               --------            --------

             Real estate operating income                                         5,564               3,908
                                                                               --------            --------

Other operating income:
     Interest income                                                                272                  16
     Gain on sale of assets                                                       5,526                  --
                                                                               --------            --------
             Total other operating income                                         5,798                  16
                                                                               --------            --------

             Net income                                                        $ 11,362               3,924
                                                                               ========            ========

             Net income attributable to general partner                        $    114                  39
                                                                               ========            ========
             Net income attributable to limited partners                       $ 11,248               3,885
                                                                               ========            ========


See accompanying notes to condensed consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1998 and 1997
-----------------------------------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                 1998                 1997
                                                                                 ----                 ----
Real estate operating revenue:
     Rental revenue:
         Minimum base rent                                                     $ 63,616              32,554
         Recoveries from tenants                                                  9,533               5,465
         Parking and Other tenant charges                                         1,122                 801
                                                                               --------            --------
             Total rental revenue                                                74,271              38,820
     Cost reimbursements                                                          2,284               1,337
     Other income                                                                   137                  --
                                                                               --------            --------
             Total revenue                                                       76,692              40,157
                                                                               --------            --------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                                      18,096              13,422
         Real estate taxes                                                        6,857               3,989
     Interest expense                                                            11,992               3,989
     General and administrative                                                   3,642               1,625
     Depreciation and amortization                                               16,751               8,784
                                                                               --------            --------
             Total operating expenses                                            57,338              31,809
                                                                               --------            --------

             Real estate operating income                                        19,354               8,348
                                                                               --------            --------

Other operating income:
     Interest income                                                                746                  71
     Gain on sale of assets                                                       5,033                  --
                                                                               --------            --------
             Total other operating income                                         5,779                  71
                                                                               --------            --------

             Net income                                                        $ 25,133               8,419
                                                                               ========            ========

             Net income attributable to general partner                        $    251                  84
                                                                               ========            ========
             Net income attributable to limited partners                       $ 24,882               8,335
                                                                               ========            ========


See accompanying notes to condensed consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------

(Unaudited and in thousands)
                                                                                                           1998                1997
                                                                                                           ----                ----

Cash flows from operating activities:
     Net income                                                                                         $ 25,133              8,419
                                                                                                       ---------          ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                    16,751              8,784
         Loss on write off of assets                                                                         449                148
         Decrease (increase) in accounts and notes receivable                                              1,513             (3,106)
         Increase in accrued straight-line rents                                                          (4,128)            (1,690)
         Additions to tenant leasing costs                                                                (1,935)            (2,302)
         Increase in prepaid expenses and other assets                                                      (423)              (763)
         Increase in accounts payable and accrued expenses                                                 6,219              6,532
         Increase (decrease) in due to affiliates                                                         13,805             (1,802)
         Increase in rent received in advance and security deposits                                          377              1,518
                                                                                                       ---------          ---------
                Total adjustments                                                                         32,628              7,319
                                                                                                       ---------          ---------
                Net cash provided by operating activities                                                 57,761             15,738
                                                                                                       ---------          ---------

Cash flows from investing activities:
     Additions to rental property                                                                        (14,720)            (4,848)
     Acquisitions of rental property                                                                     (17,390)           (94,297)
     Additions to land held for development                                                              (21,638)           (16,716)
     Additions to construction in process                                                                (82,475)           (39,321)
     Proceeds from sale of rental property                                                                27,315                 --
     Increase in restricted cash and cash equivalents                                                    (13,716)              (167)
                                                                                                       ---------          ---------
                Net cash used by investing activities                                                   (122,624)          (155,349)
                                                                                                       ---------          ---------

Cash flows from financing activities:
     Capital contributions                                                                                18,583            113,738
     Capital distributions                                                                                (1,705)              (709)
     Net borrowings on unsecured line of credit                                                           67,500             28,000
     Repayments on notes and mortgages payable                                                           (16,728)            (1,040)
     Additions to deferred financing costs                                                                    (7)                --
                                                                                                       ---------          ---------
                Net cash provided by financing activities                                                 67,643            139,989
                                                                                                       ---------          ---------
                Increase in cash and cash equivalents                                                      2,780                378
Unrestricted cash and cash equivalents, beginning of the period                                            3,584              2,478
                                                                                                       ---------          ---------
Unrestricted cash and cash equivalents, end of the period                                              $   6,364              2,856
                                                                                                       =========          =========

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $3,098 for the nine months ended September 30, 1998 and $2,044 for the nine
     months ended September 30, 1997                                                                   $  12,354              3,638
                                                                                                       =========          =========

Supplemental disclosure of noncash investing and financing activities:
     During the nine months ended September 30, 1997, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $53.1 million of debt and liabilities and by issuing $17.6 million of Minority Units in the Partnership.


See accompanying notes to condensed consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  CarrAmerica Realty, L.P., (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At September 30, 1998, the Partnership owned 55 operating properties, 17 properties under development and land expected to support the future development of 1.1 million square feet of office space. At December 31, 1997, the Partnership owned 53 operating properties and eight properties under development. The properties are located in Austin, Texas, southeast Denver, suburban Dallas, suburban Salt Lake City, suburban Chicago, suburban Phoenix, suburban Seattle, downtown Washington, D.C., San Francisco Bay Area and Orange County/Los Angeles.

                  The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CARC"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at September 30, 1998 and December 31, 1997. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CARC, which owned an approximate 87% and 86% interest in the Partnership at September 30, 1998 and December 31, 1997, respectively, and various other individuals and entities which collectively owned an approximately 12% and 13% interest in the Partnership at September 30, 1998 and December 31, 1997, respectively.


(2)      Mortgages and Note Payable

         Mortgages payable generally are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Following is a summary of the Partnership's mortgages and notes payable as of the end of each period (in thousands):


                                                September 30,      December 31,
                                                     1998              1997
                                                -------------      ------------

             Fixed rate mortgages                $  169,488           186,215
             Unsecured credit facility              123,000            55,500
                                                 ----------         ---------
                                                 $  292,488           241,715
                                                 ==========         =========

         On May 24, 1996, the Partnership entered into a $30 million loan agreement with CARC. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $29.1 million and $29.4 million, at September 30, 1998 and December 31, 1997, respectively.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         The Partnership is party to a $450.0 million unsecured revolving credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks ("Morgan"). This note is available to CARC, the Partnership and Carr Realty, L.P., a partnership in which CARC is the majority partner. The line of credit contains a number of financial and other covenants, including, but not limited to, covenants relating to ratios of annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of CARC's consolidated assets and restrictions on the ability of CARC to make dividend distributions in excess of 90% of funds from operations. Availability under the line of credit is also limited to a specified percentage of the Partnership's unencumbered properties. CARC and the Partnership are jointly and severally liable for all obligations under the line of credit. As of September 30, 1998, availability under the line of credit was $450.0 million, of which approximately $448.0 million had been drawn under this facility.

         As of September 30, 1998, the scheduled maturity of mortgages and notes payable and the note payable to affiliate are as follows (in thousands):

                       1998.............................          $ 20,731
                       1999.............................            17,381
                       2000.............................            15,503
                       2001.............................           154,734 (1)
                       2002.............................             8,796
                       Thereafter.......................            75,343 (2)
                                                                  --------
                                                                  $292,488
                                                                  ========

                  (1) Includes $123.0 million outstanding as of September 30, 1998 under the Company's $450.0 million unsecured line of credit.

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

         Restricted cash and cash equivalents consist of an escrow deposit required as collateral for a letter of credit and proceeds from the sale of a building held in escrow for the purchase of replacement property.


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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

         The following Units were outstanding:

                                               September 30,       December 31,
                                                    1998               1997
                                               -------------       ------------

                   Class A Units                   950,111            950,111
                   Class B Units                12,584,630         11,916,673
                   Class C Units                   539,593            539,593
                   Class D Units                   271,363            271,363
                   Class E Units                    16,520             16,520
                                              ------------        -----------
                                                14,362,217         13,694,260
                                              ============        ===========


(4)      Commitments and Contingencies

         At September 30, 1998, the Partnership is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows.

         In June 1997 and February 1998, the Partnership unconditionally guaranteed unsecured notes sold by CARC to institutional investors. The aggregate principal amount of the unsecured notes is $475.0 million of long-term debt, in the form of $150 million aggregate principal amount of 7.20% unsecured notes due 2004, $100 million aggregate principal amount of 6.625% unsecured notes due 2005, $125 million aggregate principal amount of 7.375% unsecured notes due 2007 and $100 million aggregate principal amount of 6.875% unsecured notes due 2008.

(5)      Acquisition and Development Activities

         From January 1, 1998 to September 30, 1998 the Partnership acquired one operating property totaling approximately 160,000 square feet and land that will support the future development of approximately 1,639,000 square feet. The operating property and land were acquired through the payment of $57.3 million in cash. In addition, in the nine months ended September 30, 1998, the Partnership has placed into service two operating properties previously under development containing approximately 193,000 square feet. As of September 30, 1998, the Partnership had 17 properties under development and land expected to support the future development of approximately 1,137,000 square feet. Costs incurred as of September 30, 1998 for properties under construction were $94.1 million.

         All acquisitions have been accounted for as purchases. Operations of acquired properties have been included in the accompanying financial statements from their respective dates of acquisition.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(6)      Gain on Sale of Assets

         Through September 30, 1998, the Partnership has disposed of one asset that was inconsistent with its long-term strategic return objectives. The proceeds of the sale were redeployed into other office properties utilizing a tax deferred exchange. The Partnership realized a gain totaling $5.0 million on this disposition.

(7)      Subsequent Events

         From October 1 to November 14, 1998, the Company acquired two office properties. The Company paid $36.2 million in cash to purchase the properties. These acquisitions added to the Company's holdings as follows:


                                                       # of             Square
                            Region                  Buildings            Feet
                            ------                  ---------            ----

                       Pacific Region                    1              105,000
                       Mountain Region                   1              133,000
                                                    ----------        ---------
                                Total                    2              238,000
                                                    ==========        =========


         In October 1998, CarrAmerica sold an aggregate principal amount of $150 million of its long-term debt in the form of 6.625% unsecured notes due in 2000. The Partnership is a guarantor of these notes.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Condensed Consolidated Financial Statements of CarrAmerica Realty, L.P. and its subsidiaries (the Partnership) as of September 30, 1998 and December 31, 1997, and for the three and nine months ended September 30, 1998 and 1997. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is significantly impacted by acquisitions and dispositions made during 1998 and 1997. As of September 30, 1997, the Partnership owned 46 properties. Between October 1, 1997 and September 30, 1998, the Partnership acquired 15 properties, placed into service two properties, and disposed of seven properties.

Results of Operations - Three Months Ended September 30, 1998 and 1997

         Real Estate Operating Revenue. As of September 30, 1998, the Partnership owned 55 operating properties, 54 of which, containing approximately
4.8 million square feet, were in service for the full three months ended September 30, 1998, as compared to 46 properties, 44 of which, containing approximately 3.8 million square feet, were in service for the full three months ended September 30, 1997. As a result, total real estate operating revenue increased $8.8 million, or 51.2%, to $25.9 million for the three months ended September 30, 1998 as compared to $17.1 million for the three months ended September 30, 1997. The increase in revenue was primarily attributable to a $8.4 million and a $.4 million increase in rental revenue and cost reimbursement and other income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions since the third quarter of 1997 which contributed approximately $7.4 million of additional rental revenue in the three month period ended September 30, 1998. Rental revenue from properties that were fully operating throughout both periods increased $1.0 million. Cost reimbursement and other income increased by $.4 million, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, primarily as a result of an increase in reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.

         Real Estate Operating Expenses. Total real estate operating expenses increased $7.2 million for the three months ended September 30, 1998, or 53.8%, to $20.4 million as compared to $13.2 million for the three months ended September 30, 1997. The net increase in operating expenses was attributable to a $1.3 million increase in property operating expenses, a $2.6 million increase in interest expense, a $.9 million increase in general and administrative expenses, and a $2.4 million increase in depreciation and amortization. The increase in operating expenses was primarily attributable to additional expenses associated with new acquisitions since the third quarter of 1997. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Partnership's business strategy and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization of the Partnership's real estate acquisitions.

         Other Operating Income. Other operating income increased $5.8 million for the three months ended September 30, 1998 as compared to the same period in 1997, primarily due to a gain recognized on the disposition of 189,000 square feet of office space.

         Net Income. Net income of $11.4 million was earned for the three months ended September 30, 1998 as compared to $3.9 million during the three months ended September 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Partnership made and the other changes described above.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Results of Operations - Nine Months Ended September 30, 1998 and 1997

         Real Estate Operating Revenue. As of September 30, 1998, the Partnership owned 55 operating properties, 53 of which, containing approximately
4.7 million square feet, were in service for the full nine months ended September 30, 1998, as compared to 46 properties, 25 of which, containing approximately 2.3 million square feet, were in service for the full nine months ended September 30, 1997. As a result, total real estate operating revenue increased $36.5 million, or 91.0%, to $76.7 million for the nine months ended September 30, 1998 as compared to $40.2 million for the nine months ended September 30, 1997. The increase in revenue was primarily attributable to a $35.4 million and a $1.1 million increase in rental revenue and cost reimbursement and other income, respectively. The Partnership experienced net growth in its rental revenue as a result of its acquisitions since the third quarter of 1997 which contributed approximately $33.6 million of additional rental revenue in the nine month period ended September 30, 1998. Rental revenue from properties that were fully operating throughout both periods increased $1.8 million. Cost reimbursement and other income increased by $1.1 million, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, primarily as a result of reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.

         Real Estate Operating Expenses. Total real estate operating expenses increased $25.5 million for the nine months ended September 30, 1998, or 80.3%, to $57.3 million as compared to $31.8 million for the nine months ended September 30, 1997. The net increase in operating expenses was attributable to a $7.5 million increase in property operating expenses, a $8.0 million increase in interest expense, a $2.0 million increase in general and administrative expenses, and a $8.0 million increase in depreciation and amortization. The increase in operating expenses was primarily attributable to additional expenses associated with new acquisitions since the third quarter of 1997. The increase in the Partnership's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Partnership's business strategy and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization of the Partnership's real estate acquisitions.

         Other Operating Income. Other operating income increased $5.8 million for the nine months ended September 30, 1998 as compared to the same period in 1997, primarily due to a gain recognized on the disposition of 189,000 square feet of office space.

         Net Income. Net income of $25.1 million was earned for the nine months ended September 30, 1998 as compared to $8.4 million during the nine months ended September 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Partnership made and the other changes described above.

Cash Flows

         Net cash provided by operating activities increased $42.1 million, or 267.0%, to $57.8 million for the nine months ended September 30, 1998 as compared to $15.7 million for the nine months ended, September 30, 1997, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities decreased $32.7 million, to $122.6 million for the nine months ended September 30, 1998 as compared to $155.3 million for the nine months ended September 30, 1997, primarily as a result of a reduction in acquisitions of rental property. Net cash provided by financing activities decreased $72.4 million to $67.6 million provided for the nine months ended September 30, 1998 as compared to $140.0 million used for the nine months ended September 30, 1997, primarily as a result of a reduction in capital contributions associated with the acquisition of rental properties, net of borrowings on the unsecured credit facility.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Acquisitions

         During the nine months ended September 30, 1998, the Partnership acquired one operating property totaling approximately 160,000 square feet and land that will support the future development of approximately 1,639,000 square feet. The operating property and land are located in suburban Dallas, Austin, Texas and downtown Washington, D.C. The operating property and land were acquired through the payment of $57.3 million in cash. In addition, in the nine months ended on September 30, 1998, the Partnership has placed into service two operating properties previously under development containing approximately 193,000 square feet.

Liquidity and Capital Resources

         The Partnership's total indebtedness at September 30, 1998 was $292.5 million, of which $123.0 million, or 42.1%, had a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness had an effective weighted average interest rate of 8.3% and had a weighted average term to maturity of 6.3 years. The Partnership is jointly and severally liable with CARC on a $450.0 million unsecured revolving line of credit. This line of credit bears interest at 90 basis points above LIBOR. At September 30, 1998, on this line of credit, the Partnership had $123.0 million outstanding directly and had a joint and several guarantee on the remainder of the outstanding balance of $325.0 million. At September 30, 1998, CARC was able to borrow the full amount under the $450.0 million unsecured revolving line of credit. At September 30, 1998, the total book value of the Partnership's assets was $779.0 million. The Partnership's debt as a percentage of total book value of its assets was 37.5%.

         The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. As of September 30, 1998, the Partnership had 234,000 square feet under leases expiring on or before December 31, 1998, representing 4.9% of total leased space. The Partnership expects expenditures for deferred maintenance on recently acquired properties to decrease in subsequent years as the emphasis of the Partnership's growth shifts from acquiring existing office properties to developing new properties. The Partnership anticipates that this shift from acquiring properties to developing properties will increase its need for short-term borrowings.

         The Partnership will require a substantial amount of capital for development projects currently underway and planned for the future. As of September 30, 1998, the Partnership had 17 development projects underway, which are expected to require a total investment by the Partnership of $271.9 million. As of September 30, 1998, the Partnership had expended $94.1 million of these costs.

         The Partnership expects to meet these anticipated capital needs through the use of its unsecured line of credit (as described above), through advances from CARC, prudent refinancing of certain properties, targeted use of joint ventures, and from the disposition of certain properties. Currently, the Partnership has five properties under contract for sale located in Dallas. These properties are expected to produce net proceeds of approximately $58 million. Due to the uncertainty in the disposition process, there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

         The Partnership intends to use cash flow from operations, its unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short term and long term. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CARC's ability to access capital. Current market conditions make CARC's traditional sources of such capital, the equity and public debt markets, currently unattractive. CARC believes that the alternative sources which it is currently pursuing, namely refinancings, joint ventures and asset dispositions, will provide it with the necessary capital until such time as the equity and public debt markets improve. However, there can be no assurance that such an improvement will occur in the near term. If CARC is not able to access capital at attractive rates and the Partnership is not able to meet its cash requirements through its traditional means, it may have to rely on working capital advances from CARC at a time when CARC's cost of capital causes such advances to be made at unattractive rates.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Year 2000 Compliance

         The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in business or building system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

         The Partnership is addressing its Year 2000 issues, through participation in CARC's Year 2000 initiative. CARC has undertaken a comprehensive program to address the Year 2000 issue. In the second quarter of 1998, CARC expanded its program and appointed a Year 2000 Steering Committee to manage centrally its Year 2000 compliance program (known internally as "Project 2000"). The Steering Committee includes representatives of senior level management representing a wide array of the organization. The Steering Committee is charged with overseeing CARC's comprehensive action plan designed to address Year 2000 issues.

         CARC's Steering Committee has engaged the independent consulting firm of Computer Technology Associates, Inc. ("CTA") to serve as the Project Manager for Project 2000. The project is organized into two areas of concentration: (i) Property Operations Embedded Systems and (ii) Internal Business Operations Technology. The Property Operations segment of the program focuses primarily on equipment and systems present in CARC's operating properties that may contain embedded microcontroller technology (such as elevators and HVAC systems). The Internal Business Operations segment focuses primarily on CARC's information technology, operating systems (such as such as billing, accounting and financial reporting systems) and certain systems of CARC's major vendors and material service providers. As described below, Project 2000 involves (i) the assessment of the Year 2000 problems that may affect CARC, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with the potential failure of important and critical systems.

         Assessment. During the course of its assessment phase, CARC continues to identify substantially all of the major components of its property and business operations systems which may be vulnerable to the Year 2000 issue. In terms of Property Operations, CARC is conducting a comprehensive inventory of all the buildings' systems and equipment. Systems are ranked (0-3) based upon each systems' importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) are compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it is not already known by CARC. If relevant information is not contained in the existing database, the system is then identified for processing through vendor management coordinated by CTA. Vendor management involves concentrated communication with the vendor in an attempt to determine the status of a systems Year 2000 compliance and any available remedies. As of the third quarter of 1998, inventory of CARC's operating properties was substantially complete (approximately 98%). Assessment of property operations is scheduled for completion in the fourth quarter of 1998.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventory of both core business units and all market offices is expected to be completed by the end of the fourth quarter of 1998. CARC's primary billing and accounting software is currently undergoing a routine application upgrade expected to be complete by the end of the fourth quarter of 1998. The vendor of the software has received the Information Technology Association of America
(ITAA) 2000 Certification and represents that the system is Year 2000 ready, and CARC expects to test the system during the first quarter of 1999. In addition, during the third quarter of 1998, CARC continued communicating with other significant hardware, software and other material services providers, requesting them to provide CARC with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with CARC. CARC expects that it will complete its distribution of these inquiries by the end of the fourth quarter of 1998.

         Remediation and Testing Phase. Based upon the results of its assessment efforts, CARC will undertake remediation and testing activities. CARC intends to complete this phase by the end of the third quarter of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, CARC will first evaluate applications, systems and equipment. If a potential Year 2000 problem is identified, CARC will take steps to attempt to remediate the problem and, where applicable, test to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, CARC, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

         Contingency Plans. CARC intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it is in the process of identifying. CARC intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. CARC expects to complete contingency plans by the end of the third quarter of 1999.

         Costs Related to the Year 2000 Issue. To date, CARC, has incurred approximately $.3 million in costs for its Year 2000 program. CARC currently estimates that it will incur additional costs, which are not expected to exceed approximately $4.3 million, to complete its Year 2000 compliance work. Of such additional costs, approximately $1.5 million are expected to be incurred during 1998 and approximately $2.8 million are expected to be during 1999. CARC has not yet determined the portion of these expenditures that will be allocated to the Partnership.

         Risks Related to the Year 2000 Issue. Although the Partnership's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Partnership's business and operations, the actual effects of the Year 2000 issue and the success or failure of the Partnership's efforts described above cannot be known until the year 2000. Failure by the Partnership and its major vendors, other material service providers and material clients to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Partnership's business) could have a material adverse effect on the Partnership's business, results of operations and financial condition.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building and Lease Information

         The 55 properties contain a total of approximately 4.9 million rentable square feet. Eleven properties are located in suburban Dallas (representing 23.2% of the portfolio's net rentable square feet), ten properties are located in southeast Denver (representing 20.4%), ten properties are located in suburban Austin (representing 15.0%), eight properties are located in suburban Salt Lake City (representing 9.4%), five properties are located in the Orange County/Los Angeles area (representing 8.4%), four properties are located in suburban Phoenix (representing 10.9%), three properties are located in suburban Chicago (representing 6.5%), three properties are located in the San Francisco Bay Area (representing 4.3%) and one property is located in suburban Seattle (representing 1.9%). Each of the properties is wholly owned by the Partnership. The properties range in size from approximately 70,000 square feet to approximately 187,000 square feet. The Partnership acquired or placed in service each of the properties at various times between May 1996 and September 30, 1998. All of the properties are managed by CarrAmerica Realty Services, Inc., a wholly owned subsidiary of CARC. In addition, as of September 30, 1998, the Partnership owns 17 properties under development that will contain approximately 1.8 million square feet and land that is expected to support the future development of up to
1.1 million square feet of office space.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building And Lease Information

The following table sets forth certain information about each operating property owned by the Partnership as of September 30, 1998:

                                                Partnership's         Net
                                                Effective           Rentable
                                                Property              Area         Percent     # of
Property                                        Ownership       (square feet)(1)  Leased(2)  Buildings
--------                                        ---------       ----------------  ---------  ---------

Consolidated Properties

Southern California,
Orange County/Los Angeles:
   South Coast Executive Center                     100.0%            161,310          92.9%     2
   2600 W. Olive                                    100.0             145,474          95.7      1
   Bay Technology Center                            100.0             107,481         100.0      2
Northern California,
San Francisco Bay Area:
   San Mateo I                                      100.0              70,000         100.0      1
   San Mateo II and III                             100.0             141,404          97.2      2
Suburban Seattle:
   Canyon Park Commons                              100.0              95,290         100.0      1
Austin, Texas:
   Great Hills Plaza                                100.0             135,333         100.0      1
   Balcones Center                                  100.0              75,761          77.6      1
   Park North                                       100.0             132,744          93.4      2
   City View Centre                                 100.0             136,183         100.0      3
   Tower of the Hills                               100.0             166,099          98.1      2
   Riata 4                                          100.0              91,538          93.6      1
Suburban Chicago:
   Bannockburn I & II                               100.0             209,860         100.0      2
   Bannockburn IV                                   100.0             108,469         100.0      1
Suburban Dallas:
   Greyhound                                        100.0              92,890         100.0      1
   Search Plaza                                     100.0             152,790          95.5      1
   Quorum North                                     100.0             115,845          88.2      1
   Quorum Place                                     100.0             179,303          93.9      1
   Cedar Maple Plaza                                100.0             113,011          96.1      3
   Tollhill East & West                             100.0             241,337          93.0      2
   Two Mission Park                                 100.0              77,731          90.8      1
   5000 Quorum                                      100.0             160,122          87.5      1
Southeast Denver:
   Harlequin Plaza                                  100.0             329,070         100.0      2
   Quebec Court I & II                              100.0             287,294         100.0      2
   Greenwood Center                                 100.0              75,866          97.2      1
   Quebec Center                                    100.0             106,849          90.2      3
   Panorama Corporate Center I                      100.0             100,881         100.0      1
   Panorama II                                      100.0             100,916          96.7      1
Suburban Phoenix:
   US West                                          100.0             532,506         100.0      4
Suburban Salt Lake City:
   Sorenson Research Park                           100.0             285,144          98.8      5
   Wasatch Corporate Center                         100.0             178,098         100.0      3
                                                                    ---------         -----     --

TOTAL CONSOLIDATED PROPERTIES:                                      4,906,599                   55
                                                                    =========                   ==
WEIGHTED AVERAGE                                                                       96.8%
                                                                                      =====

----------
(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of September 30, 1998.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         The following table sets out a schedule of the lease expirations for leases in place at those Properties owned as of September 30, 1998:


                                           Net Rentable        Percent of Leased
                                          Area Subject to       Square Footage
                                          Expiring Leases       Represented by
       Year of Lease Expiration          (square feet) (1)      Expiring Leases
       ------------------------          -----------------      ---------------

       1998.......................            234,000                 4.9%
       1999.......................            572,000                12.0
       2000.......................            496,000                10.4
       2001.......................            809,000                17.0
       2002.......................            612,000                12.9
       2003.......................            573,000                12.1
       2004.......................            417,000                 8.8
       2005.......................              2,000                  .1
       2006.......................            180,000                 3.8
       2007 and thereafter........            856,000                18.0

------------
(1)  Excludes 156,000 square feet of vacant space.

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

                  None

Item 5.    Other Information.

                  None

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  --------

                  10.1 Fourth Amended and Restated Revolving Credit Agreement dated as of August 27, 1998 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company of New York, J.P. Morgan Securities Inc., Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., PNC Bank, National Association, Bank of America National Trust and Savings Association, Societe Generale, a French Banking Corporation, acting through its Southwest Agency, and the other banks listed therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by CarrAmerica Realty Corporation).

                  10.2 Indenture, dated as of October 1, 1998, by and among CarrAmerica Realty Corporation, as primary obligor, CarrAmerica Realty, L.P., as guarantor, and Bankers Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by CarrAmerica Realty Corporation on October 2,
                             1998).



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


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
      its general partner





/s/ Thomas A. Carr
------------------------------------------------
Thomas A. Carr, President




/s/ Brian K. Fields
----------------------------------------------------------------------
Brian K. Fields, Chief Financial Officer, Treasurer and Vice President




Date:    November 16, 1998

                                  Exhibit Index


Exhibit         Description                                                                      Page
-------         -----------                                                                      ----

10.1 Fourth Amended and Restated Revolving Credit Agreement dated as of August 27, 1998 by and among CarrAmerica Realty Corporation,
                Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty
                Trust Company of New York, J.P. Morgan Securities Inc.,
                Commerzbank Aktiengesellschaft, New York Branch, NationsBank,
                N.A., PNC Bank, National Association, Bank of America National
                Trust and Savings Association, Societe Generale, a French
                Banking Corporation, acting through its Southwest Agency, and the other banks listed therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed by CarrAmerica Realty
                Corporation).

10.2            Indenture, dated as of October 1, 1998, by and among CarrAmerica
                Realty Corporation, as primary obligor, CarrAmerica Realty,
                L.P., as guarantor, and Bankers Trust Company, as trustee
                (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by CarrAmerica Realty Corporation on October 2, 1998).

27              Financial Data Schedule





                                       22


