Form 10-K405
period 1998-12-31
CARRAMERICA REALTY L P
filed 1999-03-31
CIK 1040554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended DECEMBER 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         Commission file Number 0-22741

                            CARRAMERICA REALTY, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                          52-1976308
          -------------------------------                 ------------------------------------
          (State or other Jurisdiction or                 (I.R.S. Employer Identification No.)
          Incorporation or Organization)

                1850 K STREET, N.W.                                      20006
                 WASHINGTON, D.C.                                      ----------
     ----------------------------------------                          (Zip Code)
     (Address of principal executive offices)

Registrant's telephone number, including area code: (202) 729-7500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Partnership Interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1999, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed) the aggregate market value of the 1,777,587 units of partnership interest held by non-affiliates of the registrant was approximately $39.0 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $21.9375 on the New York Stock Exchange composite tape on such date.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  General

     CarrAmerica Realty, L.P., a Delaware limited partnership (the 'Partnership'), was organized in March 1996 and its activities include the acquisition, development, ownership and operation of office properties primarily in select growth markets across the United States. The Partnership's portfolio, as of March 15, 1999, consisted of (i) 59 operating properties containing approximately 5.4 million rentable square feet of office space located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, San Diego, Seattle, San Francisco Bay area and Orange County/Los Angeles (the 'Properties'), (ii) twelve properties under construction that will contain approximately 1.1 million square feet of office space, and (iii) land that is expected to support the future development of up to 1.1 million square feet of office space. The Properties owned as of December 31, 1998 were 96.8% leased as of that date. Each of the Properties is wholly owned by the Partnership.

     The Partnership is managed indirectly by CarrAmerica Realty Corporation, a Maryland corporation (together with its subsidiaries, including the Partnership, 'CarrAmerica'). CarrAmerica indirectly serves as the sole general partner of the Partnership and indirectly owned approximately 88% of the units of partnership interest ('Units') in the Partnership as of March 15, 1999. CarrAmerica is a real estate investment trust (a 'REIT') for federal income tax purposes and its shares of common stock, $.01 par value per share ('Common Stock'), are listed on the New York Stock Exchange under the symbol 'CRE.'

     CarrAmerica is a fully integrated, self-administered and self-managed REIT that focuses primarily on the acquisition, development, ownership and operation of office properties in select growth markets across the United States. As of March 15, 1999, CarrAmerica owned a greater than 50% interest in a portfolio of 286 operating office properties and 45 properties under construction. These 286 operating properties contain an aggregate of approximately 22.0 million square feet of net rentable area and the 45 properties under construction will contain approximately 3.8 million square feet. The operating properties as of December 31, 1998 were 96.7% leased as of that date, with approximately 2,400 tenants.

     CarrAmerica and its predecessor, The Oliver Carr Company ('OCCO'), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 36 years. In November 1995, CarrAmerica announced a strategic alliance with a wholly-owned subsidiary of Security Capital U.S. Realty (together with Security Capital U.S. Realty, 'SC-USREALTY'), a European real estate operating Company which owns strategic positions in selected real estate companies in the United States. As of March 15, 1999, SC-USREALTY owned approximately 39.9% of the outstanding common stock of CarrAmerica (36.2% on a fully diluted basis).

     CarrAmerica organized and administers the Partnership as a means of acquiring, developing, owning and operating certain properties within its portfolio. All of the Partnership's properties, as well as its financial condition and results of operations, are reported as part of the consolidated properties, financial condition and results of operations of CarrAmerica. The Partnership is required to report separately by means of this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because it is the guarantor of certain publicly held debt of CarrAmerica. As of December 31, 1998, approximately 20% of the total assets of CarrAmerica were owned by the Partnership or its subsidiaries.

     The Partnership is capitalized through the issuance of Units. CarrAmerica, through its wholly-owned subsidiary, CarrAmerica Realty GP Holdings, Inc., a Delaware corporation ('GP Holdings'), serves as the sole general partner of the Partnership and owned a 1.0% general partner interest (in the form of Units) in the Partnership as of March 15, 1999. In addition, CarrAmerica, through its wholly-owned subsidiary, CarrAmerica Realty LP Holdings, Inc., a Delaware corporation ('LP Holdings'), owned an approximate 87% limited partnership interest (in the form of Units) in the Partnership as of March 15, 1999. The remaining Units are owned by persons who received such Units in connection with the contribution to the Partnership of interests in certain Properties. The Partnership has approximately 115 employees, including approximately 85 on-site employees.

BUSINESS STRATEGY

     The Partnership is an integral part of CarrAmerica, and its operations and strategic direction are defined by CarrAmerica. CarrAmerica's primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value through a strategy of (i) acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics and (ii) maintaining and enhancing a national operating system that provides corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local level.

     The Partnership's major segments of operations include real estate property operations and development operations. Real estate property operations include the ownership of commercial real estate. Such operations comprise approximately 97% of the Partnership's revenues and approximately 86% of the Partnership's assets. Development operations include the development of office space and the buildout of tenant space. The Partnership's investment in development operations represents approximately 12% of the Partnership's assets.

REAL ESTATE PROPERTY OPERATIONS

     Core Markets. CarrAmerica has focused its acquisition and development activity in markets of the United States, which generally possess strong long-term growth characteristics. Within these markets, CarrAmerica is targeting specific submarkets in which (i) operating costs for businesses are relatively low, (ii) long-term population and job growth generally are expected to exceed the national average, (iii) large, well-educated employment pools exist, and
(iv) barriers to entry exist for new supplies of office space. CarrAmerica has established a local presence in each of its existing target markets through its investment activity and through relationships established by its experienced market officers. CarrAmerica's target markets include the following: Atlanta, Austin, Chicago, Dallas, Denver, Boca Raton, Florida, Orange County/Los Angeles, Phoenix, Portland, Oregon, Sacramento, Salt Lake City, San Diego, San Francisco Bay area, Seattle and metropolitan Washington, D.C.

     For each identified core market, CarrAmerica has established a set of general guidelines and physical characteristics to evaluate investment opportunities. All investment decisions are driven by real estate research, focusing on variables such as composition of economic base rate, and composition of job growth and office space supply and demand fundamentals.

     As of December 31, 1998, the distribution of the Partnership's real estate property operations (on a net rentable square foot basis) was as follows: 45% in its Central region, primarily in Austin, Dallas and Chicago; 40% in its Mountain region, primarily in Denver, Salt Lake City and Phoenix; and 15% in its Pacific region, primarily in Seattle, and the California markets of San Mateo, Orange County, Los Angeles and San Diego.

     Operating Property Acquisitions. In November 1995, CarrAmerica implemented a major initiative to acquire operating office properties in order to establish the operating platform for its national business strategy. Between January 1, 1996 and October 31, 1998, CarrAmerica acquired 302 operating properties containing approximately 20.3 million square feet of net rentable area, resulting in an approximate 550% increase in the total square footage of operating properties in which CarrAmerica has a majority interest. These properties were acquired for an aggregate purchase price of approximately $2.5 billion. Since October 1998, CarrAmerica has not been focused on acquisitions as a catalyst for growth.

     National Operating System. As part of its business strategy, CarrAmerica has developed and will continue to enhance a national operating system to provide nationally coordinated customer service, marketing and development. CarrAmerica's national operating system consists of three components: (i) a Market Officer Group, currently consisting of 11 market officers focused on developing and maintaining strong local relationships with CarrAmerica's customers and the brokerage community and identifying investment opportunities for CarrAmerica; (ii) a National Services Group, which is dedicated to marketing CarrAmerica's office space to a targeted list of companies; and (iii) a National Development Group, which is responsible for developing office properties, build-to-suit facilities and business parks. CarrAmerica's national operating system is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. CarrAmerica believes that through its existing portfolio of operating properties, property development opportunities and land acquired and currently held for future development, CarrAmerica can generate incremental demand through the relocation and expansion needs of many of its customers, both within a single core market and in multiple core markets.

           Market Officer Group. The Market Officer Group currently consists of 11 market officers who cover the 15 core markets in which CarrAmerica currently owns properties. These market officers are responsible for maximizing the performance of CarrAmerica's properties in their markets and ensuring that the needs of CarrAmerica's customers are consistently being met. Because they meet with CarrAmerica's customers on a regular basis, market officers are cognizant of and responsive to customers' relocation or expansion needs. The market officers have extensive knowledge of local conditions in their respective markets and, therefore, are invaluable in identifying attractive investment opportunities in their markets. In addition, through their contact with customers, market officers are well positioned to help the National Services Group identify customers with new build-to-suit and multi-market requirements.

          National Services Group. CarrAmerica established the National Services Group in 1997. This group is responsible for marketing CarrAmerica's properties, build-to-suit capabilities and the national scope of CarrAmerica's operations to a targeted list of major corporate users. The National Services Group acts as a primary point of contact for national customers, coordinating all of the office space CarrAmerica offers and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

          National Development Group. The National Development Group is responsible for developing office properties, build-to-suit facilities and business parks. CarrAmerica's development team currently has over 70 professionals consisting of architects, engineers and construction professionals across the United States who have an average of over 15 years of experience developing office properties. This team of development professionals oversees every aspect of CarrAmerica's land planning, building design, construction and development of office properties, ensuring that all projects meet the same high standards and uniform specifications in building design and systems. CarrAmerica believes that the National Development Group's expertise has given CarrAmerica a competitive edge in marketing its facilities and services to customers.

     Asset Optimization. As a component of its business strategy, CarrAmerica may dispose of assets that become inconsistent with its long-term strategic or return objectives or where market conditions for disposition are favorable. CarrAmerica then redeploys the proceeds of dispositions into other office properties (utilizing tax-deferred exchanges where possible). Consistent with this strategy, CarrAmerica disposed of 13 properties during 1998, containing approximately 1.2 million square feet for approximately $180 million in value. CarrAmerica recognized a gain of $38.2 million in conjunction with these transactions. In addition, from January 1, 1999 through March 15, 1999, CarrAmerica disposed of an additional 11 properties containing 795,000 square feet for approximately $130 million in value, resulting in a gain of $11 million. CarrAmerica may consider disposing of additional properties or interests in properties, some of which may be significant. CarrAmerica, however, has agreed with SC-USREALTY to use its reasonable efforts to dispose of properties only through tax-deferred exchanges (and CarrAmerica also is subject to other similar restrictions with respect to certain properties acquired by the Partnership and Carr Realty, L.P.), which may limit its flexibility in effecting dispositions. In addition, tax laws applicable to REITs restrict CarrAmerica's ability to dispose of certain properties.

DEVELOPMENT OPERATIONS

     Development of office properties is an important component of CarrAmerica's growth strategy as attractive acquisition opportunities diminish due to the influx of capital into the office property market. CarrAmerica believes that long-term investment returns resulting from properties it develops generally will exceed those from properties it acquires, without the assumption of significantly increased investment risks. CarrAmerica minimizes its development risk by employing extensively trained and experienced development personnel, by avoiding the assumption of entitlement risk in conjunction with land acquisitions and by entering into guaranteed maximum price (GMP) construction contracts with seasoned and credible contractors. Most importantly, CarrAmerica carefully analyzes the supply and demand characteristics of a core market before commencing inventory development in the market. In general, CarrAmerica will only undertake inventory development (which excludes properties under construction that have been substantially pre-leased) in markets with strong real estate fundamentals, and then CarrAmerica generally will construct office buildings attractive to a wide range of office users. CarrAmerica's research-driven development program enables it to tailor its development activities in each core market, from inventory development, to build-to-suit projects, to holding land for future development. From January 1, 1997 to March 15, 1999, CarrAmerica placed in service approximately 3.1 million square feet of office properties. The total cost of these development properties was $436.5 million and CarrAmerica expects that the first year stabilized unleveraged return of these properties will be 11.6%. In addition, as of March 15, 1999, CarrAmerica had 45 properties under construction that will contain approximately 3.8 million square feet of which 473,000 square feet had already been placed in service.

     CarrAmerica believes that having a significant land inventory to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates, barriers to entry for new supplies of office space and increasing rental rates. In addition to its portfolio of operating properties and projects currently under development, CarrAmerica owned or controlled, as of March 15, 1999, land in 11 of its core markets that is expected to support future development of up to 5.6 million square feet.

RECENT DEVELOPMENTS

  Acquisitions and Development

     From January 1, 1998 to March 15, 1999, the Partnership invested approximately $113.3 million ($73.7 million in cash and the assumption of $20.5 million of debt) in three operating properties containing approximately .4 million square feet and land which was expected to support the future development of approximately 1.6 million square feet. During this period, the Partnership had developed and placed into service six properties containing an aggregate of approximately 649,000 square feet and placed under construction nine properties which will contain an aggregate of approximately 888,000 square feet. The table below provides certain information by market regarding the operating properties acquired between January 1, 1998 and March 15, 1999:

                                                                       PURCHASE
                                                                         PRICE        NUMBER OF      RENTABLE
REGION/MARKET                                                        (IN MILLIONS)    PROPERTIES    SQUARE FEET
------------------------------------------------------------------   -------------    ----------    -----------
PACIFIC REGION
  San Diego.......................................................      $  16.9            1           105,000
CENTRAL REGION
  Dallas..........................................................         17.4            1           160,000
MOUNTAIN REGION
  Phoenix.........................................................         20.0            1           133,000
                                                                                          --
                                                                     -------------                  -----------
     Total........................................................      $  54.3            3           398,000
                                                                                          --
                                                                                          --
                                                                     -------------                  -----------
                                                                     -------------                  -----------

     The following table provides certain information regarding the development activity on the Partnership's land, all of which was acquired between January 1, 1998 and March 15, 1999:

                                                                             SQUARE FEET         FUTURE
                                                                                UNDER          BUILDABLE
MARKET                                                                       CONSTRUCTION    SQUARE FOOTAGE
--------------------------------------------------------------------------   ------------    --------------
  Downtown Washington, D.C................................................           --(1)            --
  Austin..................................................................      258,000          173,000
  Dallas..................................................................      337,000          608,000
                                                                             ------------    --------------
     Total................................................................      595,000          781,000
                                                                             ------------    --------------
                                                                             ------------    --------------

------------------
(1) Excludes 229,000 square feet which was purchased in 1998, placed under construction and subsequently contributed to a joint venture in which the Partnership currently holds a 35% interest.

FINANCING ACTIVITY

     In December 1998, the Partnership entered into a joint venture with J.P. Morgan & Co. to purchase and develop 1201 F Street in downtown Washington, D.C. J.P. Morgan & Co. has become a 65% joint venture partner in the partnership that owns the property and has committed to provide its pro-rata share of the required expected capital of $71.8 million. In addition, Bank of America and Mass Mutual have agreed to provide construction financing and permanent financing for this project.

     Also, during the fourth quarter, the 2600 West Olive property in Burbank, California was refinanced for 10 years at a fixed rate of 6.75%.

     In 1998, CarrAmerica raised $350 million through debt offerings which were guaranteed by the Partnership.

RISK FACTORS

     For a discussion of certain risks associated with an investment in CarrAmerica and the Partnership, see 'Item 1--Business--The Company--Risk Factors' in the 1998 CarrAmerica 10-K, which inforamtion is hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CarrAmerica and the Partnership or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: national and local economic, business and real estate conditions that will, among other things, affect demand for office properties, availability and creditworthiness of tenants, the level of lease rents and the availability of financing for both tenants and CarrAmerica and the Partnership, adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget), governmental actions and initiatives, and environmental/safety requirements.

ITEM 2. PROPERTIES

     General. As of December 31, 1998, the Partnership owned 59 operating office properties ranging from two to 12 stories each, located in ten target markets across the United States. As of December 31, 1998, the Partnership also owned 12 office properties under development. Except as disclosed in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources,' the Partnership has no immediate plans to renovate its operating office properties other than for routine capital maintenance. The Partnership believes its properties are adequately covered by insurance. The Partnership believes that, as a result of CarrAmerica's national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of office properties, the Partnership will continue to be able to identify and consummate acquisition and development opportunities and to operate its portfolio more effectively than competitors without such capabilities. The Partnership, however, competes in many of its core markets with other real estate operators, some of which may have been active in such markets for a longer period than the Partnership.

     The following table sets forth certain information about each operating property owned by the Partnership as of December 31, 1998:

                                                        NET                                    AVERAGE BASE
                                             COMPANY'S  RENTABLE                  TOTAL          RENT PER
                                     # OF    EFFECTIVE    AREA                  ANNUALIZED        LEASED
                                    BUILD-   PROPERTY  (SQUARE     PERCENT     BASE RENT(3)       SQUARE
PROPERTY                             INGS    OWNERSHIP  FEET)(1)  LEASED(2)   (IN THOUSANDS)     FOOT(4)
----------------------------------- ------   -----   ----------   ---------   --------------   ------------

CONSOLIDATED PROPERTIES
SOUTHERN CALIFORNIA,
ORANGE COUNTY/LOS ANGELES:
  South Coast Executive Center.....     2    100.0%     161,310      90.7%       $  3,058         $20.90
  2600 W. Olive....................     1    100.0      145,474      95.7           3,543          25.46
  Bay Technology Center............     2    100.0      107,481     100.0           1,606          14.94

SOUTHERN CALIFORNIA,
SAN DIEGO:
  Jaycor...........................     1    100.0      105,358     100.0           1,719          16.32

NORTHERN CALIFORNIA,
SAN FRANCISCO BAY AREA:
  San Mateo I......................     1    100.0       70,000     100.0           2,478          35.40
  San Mateo II and III.............     2    100.0      141,404      97.2           3,778          27.51

SEATTLE:
  Canyon Park Commons..............     1    100.0       95,290     100.0           1,358          14.25

AUSTIN, TEXAS:
  Great Hills Plaza................     1    100.0      135,333     100.0           2,532          18.71
  Balcones Center..................     1    100.0       74,978      78.4             950          16.16
  Park North.......................     2    100.0      132,744      95.3           2,101          16.62
  City View Centre.................     3    100.0      136,183     100.0           2,237          16.42
  Riata 4, 5, 8....................     3    100.0      274,118      89.7           3,506          14.26
  Tower of the Hills...............     2    100.0      166,099      98.1           2,476          15.19
  City View Center.................     1    100.0      128,716     100.0           2,073          16.10

CHICAGO:
  Bannockburn I & II...............     2    100.0      210,860     100.0           3,400          16.13
  Bannockburn IV...................     1    100.0      108,469     100.0           1,707          15.74

DALLAS, TEXAS:
  Quorum North.....................     1    100.0      115,845      88.6           1,860          18.12
  Quorum Place.....................     1    100.0      179,303      92.4           2,706          16.34
  Cedar Maple Plaza................     3    100.0      113,011      96.1           2,144          19.73
  Tollhill East & West.............     2    100.0      241,487      91.1           3,550          16.14


PROPERTY                             SIGNIFICANT TENANTS(5)

-----------------------------------  ------------------------------------------------------------------

CONSOLIDATED PROPERTIES
SOUTHERN CALIFORNIA,
ORANGE COUNTY/LOS ANGELES:
  South Coast Executive Center.....  State Compensation Insurance Fund (33%)

  2600 W. Olive....................  The Walt Disney Company (89%)

  Bay Technology Center............  AMRESCO (100%)

SOUTHERN CALIFORNIA,
SAN DIEGO:
  Jaycor...........................  Jaycor, Inc. (100%)

NORTHERN CALIFORNIA,
SAN FRANCISCO BAY AREA:
  San Mateo I......................  Franklin Resources (100%)

  San Mateo II and III.............  Franklin Resources, Inc. (37%), Peoplesoft/Red Pepper (20%)

SEATTLE:
  Canyon Park Commons..............  Microsoft (100%)

AUSTIN, TEXAS:
  Great Hills Plaza................  Empire Funding (48%), Blue Cross (24%), Skjerven Morrill,

                                     Machpherson (13%), Businesssuites (12%)

  Balcones Center..................  Medianet (29%), Austin Diagnostic Clinic (15%)

  Park North.......................  CSC Continuum Inc. (36%)

  City View Centre.................  Holt, Rinehart & Winston (76%), Money Star Communications (16%)

  Riata 4, 5, 8....................  Netsolve, Inc. (25%), Pervasive Software (25%), Alcatel USA, Inc.

                                     (25%)

  Tower of the Hills...............  Texas Guaranteed Student (65%)

  City View Center.................  IXC Communications, Inc. (100%)

CHICAGO:
  Bannockburn I & II...............  IMC Global (38%), Deutsche Credit Corporation (36%)

  Bannockburn IV...................  Open Text (35%), Abbott Laboratories (12%), NY Life Insurance

                                     (10%)

DALLAS, TEXAS:
  Quorum North.....................  Digital Matrix Systems (20%), HQ Dallas Quorum North (17%)

  Quorum Place.....................  VHASouthwest, Inc. (22%), Objectspace (16%)

  Cedar Maple Plaza................  No Tenant Occupies More Than 10%

  Tollhill East & West.............  Digital Equipment Corporation (22%)


                                                        NET                                    AVERAGE BASE
                                             COMPANY'S  RENTABLE                  TOTAL          RENT PER
                                     # OF    EFFECTIVE    AREA                  ANNUALIZED        LEASED
                                    BUILD-   PROPERTY  (SQUARE     PERCENT     BASE RENT(3)       SQUARE
PROPERTY                             INGS    OWNERSHIP  FEET)(1)  LEASED(2)   (IN THOUSANDS)     FOOT(4)
----------------------------------- ------   -----   ----------   ---------   --------------   ------------
  Two Mission Park.................     1    100.0%      77,731      89.1%       $    985         $14.21
  5000 Quorum......................     1    100.0      160,222      92.2           2,361          15.99
  Royal Ridge A....................     1    100.0      144,835     100.0           2,571          17.75

SOUTHEAST DENVER:
  Harlequin Plaza..................     2    100.0      329,070      98.6           5,173          15.94
  Quebec Court I & II..............     2    100.0      287,294     100.0           4,021          14.00
  Greenwood Center.................     1    100.0       75,866     100.0           1,456          19.19
  Quebec Center....................     3    100.0      106,865      92.1           1,470          14.95
  Panorama Corporate Center I......     1    100.0      100,881     100.0           2,062          20.44
  Panorama II......................     1    100.0      100,916      96.7           2,151          22.04

PHOENIX, ARIZONA:
  US West..........................     4    100.0      532,506     100.0           8,580          16.11
  Concord Place....................     1    100.0      133,287     100.0           2,463          18.70

SALT LAKE CITY, UTAH:
  Sorenson Research Park...........     5    100.0      285,144      99.7           3,381          11.89
  Wasatch Corporate Center.........     3    100.0      178,098     100.0           2,084          11.70
                                    ------           ----------   ---------   --------------   ------------

TOTAL CONSOLIDATED PROPERTIES:.....    59             5,356,178                  $ 87,540
                                    ------           ----------               --------------
                                                     ----------               --------------
WEIGHTED AVERAGE...................                                  96.8%                        $16.89
                                                                  ---------                    ------------
                                                                  ---------                    ------------

PROPERTY                             SIGNIFICANT TENANTS(5)
-----------------------------------  ------------------------------------------------------------------
  Two Mission Park.................  Macromedia, Inc. (26%), Bland Garvey and Taylor (16%)
                                    <
  5000 Quorum......................  No Tenant Occupies More Than 10%
  Royal Ridge A....................  GTE North, Inc. (100%)
SOUTHEAST DENVER:
  Harlequin Plaza..................  Travelers Insurance (17%), Bellco First Federal Credit Union
                                     (13%), National Mortgage Corporation. (11%), Regis University
                                     (10%)
  Quebec Court I & II..............  Prime Star, Inc. (55%), Time Warner Communications (45%)
  Greenwood Center.................  General Motors Corporation (30%), Talisman Partners, Ltd (11%),
                                     FDIC (11%)
  Quebec Center....................  Gordon Gumeeson & Associates (12%), Walberg & Dagner (11%)
  Panorama Corporate Center I......  Teleport Communications Group (70%), Sprint Spectrum, LP (11%)
  Panorama II......................  Hartford Fire Insurance Company (38%), 3COM Corporation (18%),
                                     Toyota Motor Credit Corporation (13%), Archstone Communities (11%)
PHOENIX, ARIZONA:
  US West..........................  US West Business Resources (100%)
  Concord Place....................  Peacock, Hislop, Staley & Given (16%), Horizon Real Estate Group
                                     (11%)
SALT LAKE CITY, UTAH:
  Sorenson Research Park...........  Foundation Health Corporation (12%), Matrix Marketing, Inc. (34%),
                                     Datachem Laboratories, Inc. (20%), Intel Corporation (14%), ITT
                                     Educational Services (12%)
  Wasatch Corporate Center.........  Advanta Financial Corporation (28%), Achieve Global, Inc. (23%),
                                     Fonix Corporation (14%), Tenfold Corporation (14%), Musicians
                                     Friand, Inc. (12%)
TOTAL CONSOLIDATED PROPERTIES:.....
WEIGHTED AVERAGE...................

------------------
(1) Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of December 31, 1998.
(3) Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations, and (iv) parking rents.
(4) Calculated as total annualized base rent divided by net rentable area leased.
(5) Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).

     Occupancy, Average Rentals and Lease Expirations. As of December 31, 1998, 96.8% of the aggregate net rentable square footage in the Partnership's 59 operating office properties was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for office and retail space combined for the past three years at each of the dates indicated:

                                     AVERAGE
                   PERCENT       ANNUALIZED RENT       NUMBER OF
                  LEASED AT        PER LEASED         CONSOLIDATED
DECEMBER 31,      YEAR END       SQUARE FOOT(1)        PROPERTIES
------------      ---------      ---------------      ------------
   1998              96.8%           $ 19.33               59
   1997              96.4              17.10               53
   1996              89.7              13.93               25

------------------
(1) Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.

     The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1998 in each of the next ten years beginning with 1999 and thereafter for the Partnership's 59 operating office properties, assuming that no tenants exercise renewal options:

                                                                                        PERCENT OF
                                                          NET             ANNUAL           TOTAL
                                        NUMBER OF    RENTABLE AREA      BASE RENT         ANNUAL
                                         TENANTS      SUBJECT TO          UNDER          BASE RENT
                YEAR                      WITH         EXPIRING          EXPIRING       REPRESENTED
              OF LEASE                  EXPIRING       LEASES(1)          LEASES        BY EXPIRING
             EXPIRATION                  LEASES      (SQUARE FEET)    (IN THOUSANDS)      LEASES
-------------------------------------   ---------    -------------    --------------    -----------
1999.................................      158          716,000          $ 11,356           13.0%
2000.................................      106          453,000             8,568            9.8
2001.................................      134          859,000            14,657           16.7
2002.................................       68          614,000            11,961           13.7
2003.................................       95          649,000            10,670           12.2
2004.................................       30          549,000             9,484           10.8
2005.................................        2           23,000               510             .6
2006.................................       10          180,000             2,759            3.2
2007.................................        8          618,000             9,698           11.1
2008.................................       15          442,000             6,740            7.7
2009 and thereafter..................        6           81,000             1,137            1.2

------------------
(1) Excludes 172,000 square feet of space that was vacant as of December 31, 1998.

     US West. Because the aggregate gross revenues of the four properties that constitute US West were in excess of 10% of the Partnership's total gross revenues for 1998, additional information regarding US West is provided below.

     US West was developed in 1988. The complex includes four buildings, three of which are located in Phoenix and one in Tucson. The Partnership has no immediate plans to renovate US West (other than for routine capital maintenance) and believes that US West is adequately covered by insurance.

     As of December 31, 1998 and 1997, 100.0% of the rentable square footage in the four buildings constituting US West was leased. The percent leased and average annualized rent per leased square foot (excluding storage space) for the prior three years for US West is not available because US West was purchased by the Partnership in December 1997. At December 31, 1998 and 1997, U.S. West Business Resources occupied 100% of the space (or approximately 532,500 square feet) pursuant to a lease which expires in 2007. U.S. West has two five-year options to extend their lease at the then prevailing market rates, provided notice is given no later than July 1,

2006 on the first option and July 1, 2011 on the second option. The current annual base rent under this lease, excluding operating recoveries, is approximately $8,580,000.

     The aggregate tax basis of depreciable real property of the office properties constituting US West for federal income tax purposes was approximately $66.8 million as of December 31, 1998. Depreciation is computed on the Modified Accelerated Cost Recovery System (MACRS) over the estimated useful lives of the real property over 31.5 or 39 years. No personal property was purchased with these office properties.

     The current realty tax rate for the four buildings that constitute US West range from $4.6965 to $10.4561 per $100 assessed value. The annual tax for the four buildings range from approximately $247,000 to $786,000 based on assessed values ranging from $3,516,000 to $9,908,000.

     Mortgage Financing. As of December 31, 1998, certain of the Partnership's 59 operating office properties were subject to fixed rate mortgage indebtedness in an aggregate principal amount of $188.2 million. The Partnership's fixed rate mortgage debt bears an effective weighted average interest rate of 8.2% and a weighted average maturity of 7.0 years (assuming loans callable before maturity are called as early as possible). Certain information regarding fixed rate mortgage indebtedness is set forth in the table below as of December 31, 1998:

                                                                                                             ESTIMATED
                                                                                          ANNUAL DEBT      BALANCE DUE AT
                                                 INTEREST       PRINCIPAL    MATURITY       SERVICE           MATURITY
PROPERTY                                           RATE          BALANCE       DATE      (IN THOUSANDS)    (IN THOUSANDS)
--------------------------------------------   -------------    ---------    --------    --------------    --------------
South Coast Executive Center................        9.01%       $  10,127    5/31/99        $  1,015          $ 10,103(1)
Quorum Place................................        6.99            7,578    11/15/00            665             7,327(1)
Bannockburn I & II..........................        9.52           19,554    8/31/01           2,801            16,912(1)
Quorum North................................        8.27            6,566    12/10/01            640             6,258(1)
Jaycor......................................        8.96           12,781     2/1/03           1,657            10,332(1)
Canyon Park Commons.........................        9.13            5,615    12/1/04             714             4,071(1)
US West.....................................        7.92           53,263    12/1/05           8,836                  (2)
Concord Place...............................        7.75            7,646     1/1/06             725             6,438(1)
Wasatch Corporate Center....................        8.15           12,654     1/2/07           1,220            10,569(1)
2600 West Olive.............................        6.75           19,152     1/1/09           1,293            19,152(1)
Harlequin Plaza and Quebec Court I & II(3)..        8.50           28,996    5/31/11           2,899            19,586(1)
Sorenson Research Park......................        7.75            2,617     7/1/11             328                  (2)
Sorenson Research Park......................        8.88            1,646     5/1/17             182                  (2)
                                                   -----        ---------                --------------
Total.......................................        8.21%       $ 188,195                   $ 22,975
                                                   -----        ---------                --------------
                                                   -----        ---------                --------------

------------------
(1) Currently prepayable at the rates stated in the loan documents.
(2) Note will be fully repaid at maturity.
(3) Payable to CarrAmerica.

     For additional information regarding the Company's office properties and their operation, see 'Item 1, Business.'

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Units. As of December 31, 1998, there were 23 holders of record of Units. As of December 31, 1998, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 1998, there were no Units that were being, or have been publicly proposed to be, publicly offered by the Partnership.

     Each Unit held by persons other than GP Holdings or LP Holdings is (subject to certain holding period limitations) redeemable for cash equal to the value of a share of common stock of CarrAmerica or, at the option of GP Holdings, common stock of CarrAmerica on a one-for-one basis. For a presentation of the high and low trading prices of CarrAmerica's common stock for the last two years, see 'Item 5--Market for Registrant's Common Equity & Related Stockholder Matters' in CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1998 (the '1998 CarrAmerica 10-K'), which information is hereby incorporated by reference.

     The Partnership has made regular quarterly distributions of $0.4625 per Class A Unit from the first quarter of 1998 and $0.4375 per Class A Unit from the second quarter of 1996 through the fouth quarter of 1997. The distributions are prorated where appropriate to reflect ownership of Units for less than the full period to which such distribution relates. A distribution of $0.4375 per Class B Unit also was made for each of the second and third quarters of 1996. The Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of GP Holdings, its sole general partner, out of any funds legally available for that purpose.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Partnership as of and for the years ended December 31, 1998 and 1997, as of December 31, 1996 and for the period from March 6, 1996 (date of inception) to December 31, 1996.

     The following selected financial and operating information should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included in this Form 10-K and the financial statements and notes thereto included in this Form 10-K.

                                                                                                            March 6,
                                                                                                              1996
                                                                                                            (date of
                                                                                                           inception)
                                                                                                            through
                                                                   YEAR ENDED           Year Ended        December 31,
                                                                DECEMBER 31, 1998    December 31, 1997        1996
                                                                -----------------    -----------------    ------------
                                                                       (amounts in thousands except Other Data)
OPERATING DATA:
  Real estate operating revenue..............................      $   104,614          $    60,469        $   13,376
  Real estate operating expenses:
     Property operating expenses.............................           34,167               25,804             6,546
     Interest expense........................................           16,508                6,792             1,475
     General and administrative expenses.....................            6,365                3,473               680
     Depreciation and amortization...........................           23,877               13,146             3,148
  Real estate operating income...............................           23,697               11,254             1,527
  Net income.................................................           32,869               16,693             1,556
  Cash distributions paid to Unit holders....................            2,277                1,124             2,050
BALANCE SHEET DATA (AT PERIOD END):
  Real estate, before accumulated depreciation...............          762,580              624,085           238,073
  Total assets...............................................          775,059              636,568           241,217
  Mortgages and notes payable................................          328,945              241,715            51,744
  Total Unit holders' (partners') capital....................          426,807              377,632           180,933
OTHER DATA (AT PERIOD END):
  Number of properties.......................................               59                   53                25
  Square footage.............................................        5,356,000            4,730,000         2,295,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based primarily on the Consolidated Financial Statements of the Partnership as of December 31, 1998 and 1997, and for the years ended December 31, 1998 and 1997 and the period from March 6, 1996 (Date of Inception) to December 31, 1996. The comparability of the periods is significantly impacted by acquisitions and dispositions made during 1998, 1997 and 1996 and the Partnership not having a full 12 months of operations for the period ended December 31, 1996, since the Partnership did not acquire any assets until May 1996, with which to compare the 12 months ended December 31, 1997. As of December 31, 1996 the Partnership owned 25 properties. This number grew to 53 properties by December 31, 1997 and 59 properties by December 31, 1998 respectively. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     The Partnership's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

RESULTS OF OPERATIONS--1998 TO 1997

REAL ESTATE PROPERTY OPERATIONS

     Operating Revenue. Total real estate property operating revenue increased $43.2 million, or 74.7%, to $101.0 million for 1998 as compared to $57.8 million for 1997. The Partnership experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service, which together contributed approximately $39.1 million of additional rental revenue in 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $4.1 million primarily due to increased occupancy in these properties.

     Segment Expense. Real estate property operating expenses increased $8.4 million to $34.2 million in 1998 from $25.8 million in 1997. The Partnership experienced net growth in its segment expense primarily as a result of property acquisitions, and development properties placed in service, which together contributed approximately $7.7 million of additional expense in 1998. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $.7 million.

     Interest Expense. Interest expense increased $7.1 million due to the acquisition of properties which were subject to existing mortgage debt.

     Other Income. Other revenue generated by real estate property operations increased $.1 million primarily due to increased interest income.

     Total Assets. The increase of $75.0 million or 12.7% from 1997 to 1998 is primarily as a result of acquisitions of real estate and development properties placed in service.

DEVELOPMENT OPERATIONS

     Interest Expense. Interest capitalization related to construction in progress increased $2.0 million to $4.9 million in 1998 from $2.9 million in 1997 primarily as a result of the increase in construction dollars expended.

     Total Assets. Total assets increased $54.4 million to $90.0 million in 1998 from $35.6 million in 1997, primarily as a result of an increase in construction starts from 1997 to 1998.

OTHER OPERATIONS

     Operating Revenue. Operating revenue increased $.9 million to $3.6 million for 1998 as compared to $2.7 million for 1997, primarily as a result of an increase in reimbursements from an affiliate related to certain services provided to the affiliates by Partnership personnel.

     Segment Expenses. Segment expenses increased $2.9 million, to $6.4 million for 1998 as compared to $3.5 million for 1997, primarily as a result of the addition of staff necessary to implement the Partnership's business strategy.

     Interest Expense. The $4.6 million increase in the Partnership's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments.

     Other Income. Other income increased $.6 million to $.8 million in 1998 from $.2 million in 1997 primarily as a result of interest income earned on a note receivable from an affiliate.

     Total Assets. Total assets increased $9.1 million, or 103.4%, to $17.9 million for 1998 as compared to $8.8 million for 1997, primarily as a result of an $8.6 million investment in an unconsolidated partnership.

CONSOLIDATED CASH FLOWS

     Net cash provided by operating activities increased $33.1 million, or 163.1%, to $53.3 million for 1998 as compared to $20.2 million for 1997, primarily as a result of the acquisitions of operating properties. Net cash used by investing activities decreased $79.3 million, to $136.2 million for 1998 as compared to $215.5 million for 1997, primarily as a result of a reduction of capital deployed by the Partnership for acquisitions of office properties. Net cash provided by financing activities decreased $113.8 million, to $82.6 million for 1998 as compared to $196.4 million for 1997, primarily as a result of a reduction of capital contributions.

RESULTS OF OPERATIONS--1997 TO 1996

REAL ESTATE PROPERTY OPERATIONS

     Operating Revenue. Total real estate property operating revenue increased $44.4 million to $57.8 million for 1997 as compared to $13.4 million for 1996. This increase is due to a full 12 months of activity in 1997 as opposed to 8 months in 1996. In addition, the Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed the additional real estate operating revenue in 1997.

     Segment Expenses. Real estate property operating expenses increased $19.3 million to $25.8 million for 1997 as compared to $6.5 million for 1996. This increase is due to a full 12 months of activity in 1997 as opposed to 8 months in 1996. In addition, the Partnership experienced increases in operating expenses as a result of its acquisitions and development properties placed in service, which together contributed the additional real estate operating expenses in 1997.

     Interest Expense. Interest expense increased $6.9 million to $8.8 million in 1997 from $1.9 million primarily as a result of properties acquired subject to existing mortgage debt.

     Other Income. Other income increased $.1 million primarily due to an increase in interest income.

     Total Assets. The increase of $374.5 million to $592.2 million in 1997 from $217.7 million in 1996 is primarily as a result of the Company's real estate acquisitions.

DEVELOPMENT OPERATIONS

     Interest Expense. Interest capitalization increased $2.5 million to $2.9 million in 1997 from $.4 million in 1996 primarily as a result of the increase in construction dollars expended.

     Total Assets. The increase of $13.9 million to $35.6 million in 1997 from $21.7 million in 1996 is primarily as a result of an increase in construction starts from 1996 to 1997.

OTHER OPERATIONS

     Operating Revenue. Operating revenue increased $2.7 million for 1997, primarily as a result of an increase in reimbursements from an affiliate related to certain services the Partnership personnel provide to the affiliate.

     Segment Expenses. Segment expenses increased $2.8 million, or 400.0%, to $3.5 million for 1998 as compared to $.7 million for 1997, primarily as a result of the addition of staff to implement the Partnership's business strategy.

     Interest Expense. The increase of $.9 million in the Partnership's interest expense is primarily as a result of the establishment of the Partnership's line of credit which was used to fund acquisition and development activity.

     Other Income. The increase of $.2 million in other income in 1997 is primarily as a result of increased interest income.

     Total Assets. Increased $7.0 million to $8.8 million in 1997 from $1.8 million in 1996 primarily as a result of the issuance of a $5.9 million note receivable.

CONSOLIDATED CASH FLOWS

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's total indebtedness at December 31, 1998 was $328.9 million, of which $140.8 million, or 42.8%, bore a LIBOR-based floating interest rate or Federal Funds rate. The Partnership's mortgage payable fixed rate indebtedness bore an effective weighted average interest rate of 8.2% at December 31, 1998 and had a weighted average term to maturity of 7.0 years. At December 31, 1998, the total book value of the Partnership's assets was $775.1 million. The Partnership's debt as a percentage of total book value of its assets was 40.6% at December 31, 1998. CarrAmerica has a $450.0 million unsecured credit facility with a current borrowing capacity of $360.0 million under which the Partnership is jointly and severally liable. The weighted average interest rate under the unsecured credit facility for 1998 was 6.3%. Currently, the unsecured credit facility bears interest at 90 basis points over LIBOR.

     The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During 1999, the Partnership had 716,000 square feet of leases expiring, representing 13.0% of total leased space. The Partnership expects expenditures for deferred maintenance on recently acquired properties to decrease in subsequent years as the emphasis of the Partnership's growth shifts from acquiring existing office properties to developing new properties. The Partnership anticipates that this shift from acquiring properties to developing properties will increase its need for short-term borrowings.

     The Partnership will require a substantial amount of capital for development projects currently underway and planned for the future. As of December 31, 1998, the Partnership had 12 development projects underway, which are expected to require a total investment by the Partnership of $152.5 million. As of December 31, 1998, the Partnership had expended $82.2 million of these costs.

     The Partnership expects to meet these anticipated capital needs through the use of its unsecured line of credit (as described above), through advances from CarrAmerica, prudent refinancing of certain properties, targeted use of joint ventures, and from the disposition of certain properties. As of March 15, 1999, the Partnership had three properties under letter of intent and commencing due diligence located in Dallas. These properties are expected to produce net proceeds of approximately $35 million. Due to the uncertainty in the disposition and related due diligence process, there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

     The Partnership intends to use cash flow from operations, its unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short term and long term. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access capital. Current market conditions make CarrAmerica's traditional sources of such capital, the equity and public debt markets, currently unattractive. CarrAmerica believes that the alternative sources which it is currently pursuing, namely refinancings, joint ventures and asset dispositions, will provide it with the necessary capital until such time as the equity and public debt markets improve. However, there can be no assurance that such an improvement will occur in the near term. If CarrAmerica is not able to access capital at attractive rates and the Partnership is not able to meet its cash requirements through its traditional means, it may have to rely on working capital advances from CarrAmerica at a time when CarrAmerica's cost of capital causes such advances to be made at unattractive rates. As of December 31, 1998, the Partnership had cash of $4.5 million, of which $1.2 million was restricted.

     Net cash provided by operating activities was $53.3 million during 1998, compared to $20.2 million during 1997. The increase in net cash provided by operating activities was primarily a result of acquisitions made by the Partnership. The Partnership's investing activities used approximately $136.2 million and $215.5 million during 1998 and 1997, respectively. The Partnership's investment activities included the acquisitions of office buildings and land held for future development and additions to construction in process of approximately $183.2 million during 1998, as compared to $263.1 million in acquisitions during 1997. Additionally, the Partnership invested approximately $19.3 million and $9.9 million in its existing real estate assets during 1998 and 1997, respectively. Net of distributions to the Partnership's partners, the Partnership's financing activities provided net cash of $84.9 million and $197.5 million during 1998 and 1997, respectively. During 1998, the Partnership's partners contributed $18.6 million to fund acquisitions. The Partnership also drew amounts from its unsecured credit facility during 1998 to finance its acquisitions and other investing activities. During 1998, the Partnership's net borrowings of its unsecured credit facility were approximately $85.3 million.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using '00' as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with '20' could result in business or building system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

     CarrAmerica has undertaken a comprehensive program to address the Year 2000 issue. In the second quarter of 1998, CarrAmerica expanded its program and appointed a Year 2000 Steering Committee to manage centrally its Year 2000 compliance program (known internally as 'Project 2000'). The Steering Committee includes representatives of senior level management representing a wide array of the organization and is charged with overseeing CarrAmerica's comprehensive action plan designed to address Year 2000 issues.

     During the second quarter of 1998, CarrAmerica's Steering Committee engaged the independent consulting firm of Computer Technology Associates, Inc. ('CTA') to serve as the Project Manager for Project 2000. During the first quarter of 1999 and after completion of the assessment phase, CTA's role as Project Manager was modified and CarrAmerica designated two full-time employees as the Project Managers to oversee the remainder of Project 2000. CarrAmerica expects CTA will continue to assist the Project Managers, as needed, during the remainder of Project 2000.

     Project 2000 is organized into two areas of concentration: (i) Property Operations Embedded Systems and (ii) Internal Business Operations Technology. The Property Operations segment of the program focuses primarily on equipment and systems present in CarrAmerica's operating properties that may contain embedded microcontroller technology (such as elevators and HVAC systems). The Internal Business Operations segment focuses primarily on CarrAmerica's information technology, operating systems (such as billing, accounting and financial reporting systems) and certain systems of CarrAmerica's major vendors and material service providers. As described below, Project 2000 involves (i) the assessment of the Year 2000 problems that may affect CarrAmercia, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the selective testing of such remedies and (iv) the preparation of contingency plans to deal with the potential failure of important and critical systems.

     ASSESSMENT. During the course of its assessment phase, CarrAmerica continued to identify substantially all of the major components of its property and business operations systems which may be vulnerable to the Year 2000 issue. In terms of Property Operations, CarrAmerica conducted a comprehensive inventory of all of its buildings' systems and equipment. Systems were risk ranked (1-3) based upon each system's importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) were compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it was not already known by CarrAmerica. If relevant information was not contained in the existing database, the system was then identified for processing through vendor management coordinated by CTA. Vendor management involved concentrated communication with the vendor in an attempt to determine the status of a system's Year 2000 compliance and any available remedies. As of the fourth quarter of 1998, inventory of CarrAmerica's operating properties was complete. Assessment of property operations was substantially complete as of January 1999.

     In terms of Internal Business Operations Technology, team leaders were selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventorying of both core business units and all market offices was substantially completed by the end of the fourth quarter of 1998. CarrAmerica's primary billing and accounting software is currently undergoing a routine application upgrade expected to be complete by the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is generally Year 2000 ready, and CarrAmerica expects to test the system during the second quarter of 1999. In addition, during the fourth quarter of 1998 and the first quarter of 1999, CarrAmerica continued communicating with other significant hardware, software and other material services providers, requesting them to provide CarrAmerica with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems in so far as the systems relate to such parties' business activities with CarrAmerica. CarrAmerica expects to continue to communicate with these vendors throughout 1999.

     REMEDIATION AND TESTING PHASE. Based upon the results of its assessment efforts, CarrAmerica has initiated remediation and testing activities. CarrAmerica intends to complete remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of these systems is scheduled to be completed during the third and fourth quarters of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, CarrAmerica will first evaluate applications, systems and equipment. If a potential Year 2000 problem is identified, CarrAmerica will take steps to attempt to remediate the problem and, where applicable, test to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, CarrAmerica, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

     CONTINGENCY PLANS. CarrAmerica has started updating contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it is in the process of identifying. CarrAmerica intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. CarrAmerica expects to complete contingency plans by the end of the third quarter of 1999.

     COSTS RELATED TO THE YEAR 2000 ISSUE. As of December 31, 1998, CarrAmerica has incurred approximately $.5 million in costs for its Year 2000 program. CarrAmerica currently estimates that it will incur additional costs, which are not expected to exceed approximately $4.5 million, to complete its Year 2000 compliance work. Of such additional costs, approximately $3.3 million are expected to be incurred during 1999. CarrAmerica believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized. CarrAmerica also has not yet determined the portion of these expenditures that will be allocated to the Partnership.

ACQUISITION AND DEVELOPMENT ACTIVITY

     The following is a discussion of the Partnership's acquisition and development activity during 1998. A more detailed discussion can be found in 'Item 1. Business--Recent Developments'.

     During 1998, the Partnership acquired the following properties: in its Pacific region, one property containing a total of approximately .1 million square feet, for an aggregate purchase price of approximately $16.9 million; in its Mountain region, one property containing a total of approximately .1 million square feet, for an aggregate purchase price of approximately $20.0 million; and in its Central region, one property containing a total of approximately .2 million square feet for an aggregate purchase price of approximately $17.4 million. The Partnership also acquired land for an aggregate purchase price of $20.1 million that is expected to support the development of up to 1.4 million square feet. In addition, the Partnership also acquired land for an aggregate purchase price of $19.7 million that has been subsequently contributed to a joint venture of which the Partnership currently holds a 35% interest. This land is expected to support the development of up to .2 milion square feet of office space.

     As of December 31, 1998, the Partnership had 12 office properties under construction: 164,000 square feet in its Mountain region and 966,000 square feet in its Central region. Costs incurred during 1998 for properties under construction were $127.2 million. An additional $70.3 million is expected to be expended for completion of projects already under construction as of December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Increases in interest rates would increase our interest expense, which would adversely affect cash flow. As of December 31, 1998, the Partnership has $140.8 million outstanding under its line of credit that bears interest at a floating rate and $159.2 of additional fixed rate mortgage debt. These mortgage loans mature at various times through 2017. The Partnership also has a $29.0 million unsecured note due to CarrAmerica which matures in 2011.

     The Partnership's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Partnership manages its market risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions, and other cash requirements. The Partnership does not enter into derivative financial instruments to manage its market risk or for trading purposes.

     If the market rates of interest on the Partnership's variable rate debt change by 10% (or approximately 56 basis points) the Partnership's interest expense would change by approximately $0.8 million, assuming the amount outstanding under the variable rate facility remains at $140.8 million, the balance at December 31, 1998. Furthermore book value of this variable interest credit facility approximates market value at December 31, 1998.

     A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments, but as fixed rate debt matures and if additional debt is acquired to fund the repayments under maturing facilities, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate debt maturities (in thousands):

1999.........................................  $   17,843
2000.........................................      16,229
2001.........................................      32,535
2002.........................................       9,660
2003.........................................      20,468
2004 & thereafter............................      91,460
                                               ----------
                                               $  188,195
                                               ----------
                                               ----------

     Assuming the repayments of fixed rate mortgages and the note to CarrAmerica are made in accordance with the terms and conditions of the respective mortgages and the note, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair value of the Partnership's fixed rate debt by approximately $5.9 million. The fair market value of the fixed rate debt instruments at December 31, 1998 was $195.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 14(a).

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. The Partnership is managed by GP Holdings, as the sole general partner of the Partnership. The following table sets forth certain information with respect to the directors and executive officers of GP Holdings:

NAME                                                    AGE   POSITIONS AND OFFICES HELD
-----------------------------------------------------   ---   -----------------------------------------------------
Thomas A. Carr.......................................   40    President and Director
Philip L. Hawkins....................................   43    Managing Director, Vice President, and Director

     CarrAmerica is the sole stockholder of GP Holdings. The additional information required by this item with respect to directors and executive officers of CarrAmerica and GP Holdings is hereby incorporated by reference to the material appearing under the heading 'Election of Directors (Proposal 1),' in CarrAmerica's definitive proxy statement for the annual meeting of its stockholders to be held on May 6, 1999 (the '1998 CarrAmerica Proxy Statement') and under the headings 'Item 1. Business--The Company-- Directors of the Company' and '--Executive Officers and Certain Key Employees of the Company,' in the 1998 CarrAmerica 10-K, which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers. The Partnership is managed by GP Holdings, as the sole general partner of the Partnership. GP Holdings has not paid any compensation to its directors or officers. CarrAmerica is the sole stockholder of GP Holdings. The information required by this item with respect to CarrAmerica's executive officers is hereby incorporated by reference to the material appearing in the 1998 CarrAmerica Proxy Statement under the headings 'Executive Compensation,' which information is hereby by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 1998, regarding the beneficial ownership of Units by each person known by the Partnership to be the beneficial owner of more than five percent of the Partnership's outstanding Units. As of December 31, 1998, no director or executive officer of GP Holdings or CarrAmerica beneficially owned any Units. Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

                                                                                       NUMBER OF        PERCENT OF
NAME AND BUSINESS ADDRESS OF BENEFICIAL OWNER                                            UNITS           UNITS(1)
------------------------------------------------------------------------------------   ----------       ----------
CarrAmerica Realty Corporation......................................................   12,584,630(2)       87.6%
CarrAmerica Realty LP Holdings, Inc.................................................   12,441,008          86.6%
  1850 K Street, N.W.
  Washington, D.C. 20006

------------------
(1) Based on 14,362,217 Units outstanding as of December 31, 1998.
(2) Includes 12,441,008 Units held by LP Holdings and 143,622 Units held by GP Holdings, each of which is a wholly owned subsidiary of CarrAmerica.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CarrAmerica Realty Services, Inc. ('CARSI'), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of the office properties owned by the Partnership. During 1998, 1997 and 1996, the Partnership incurred management fees of $3.0 million, $1.9 million and $.4 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses the Partnership for certain services the Partnership's personnel provide to CARSI. These reimbursements amounted to $2.9 million and $2.0 million in 1998 and 1997, respectively. In addition, CarrAmerica Development, Inc. ('CADI'), also reimbursed the Partnership for certain services the Partnership personnel provided to CADI. These reimbursements amounted to $.3 million and $.7 million in 1998 and 1997, respectivley.

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

     (a)(2) Financial Statement Schedules

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

   4.5     Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated December 31,
           1998 (incorporated by reference to Exhibit 10.5 to CarrAmerica's Annual Report on Form 10-K for the
           year ended December 31, 1998).
   4.6     Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as
           Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 7.20% Notes due 2004 and
           7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1997).
   4.7     Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as
           Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 6.625% Notes due 2005 and
           6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica's Annual Report on Form
           10-K for the year ended December 31, 1997).
   4.8     Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as
           Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the
           CarrAmerica's Current Report on Form 8-K filed on October 2, 1998).
  10.1     Stockholders Agreement, dated April 30, 1996, by and among CarrAmerica, Carr Realty, L.P., Security
           Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.2 of
           Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).
  10.2     Fourth Amended and Restated Credit Agreement, dated August 27, 1998, by and among CarrAmerica, Carr
           Realty, L.P., the Partnership, Morgan Guaranty Trust Company of New York, Commerzbank
           Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank
           of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.1 to CarrAmerica's Annual Report on Form 10-Q for the quarter ended September
           30, 1998.
  10.3     Agreements of Purchase and Sale and Contribution Agreement dated September 30, 1997 by and among the
           Partnership, Phoenixwest Associates, Ltd., Versailles Associates Limited Partnership, Lakeview 436
           Associates Ltd., Pines Realty Associates, Ltd., and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the CarrAmerica's Annual Report on Form 10-K for the year ended December
           31, 1998).
  21.1     List of Subsidiaries.
  23.1     Consent of KPMG LLP, dated March 31, 1999.
   27      Financial Data Schedule.
  99.1     Certificate of Incorporation of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit
           99.1 to the Partnership's Registration Statement on Form 10/A, filed on October 1, 1997 (File No.
           0-22741)).
  99.2     Bylaws of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the
           Partnership's Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741)).
  99.3     'Item 1--Business--The Company--Risk Factors,' from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1998.
  99.4     'Item 5--Market for Registrant's Common Equity & Related Stockholder Matters,' from CarrAmerica's
           Annual Report on Form 10-K for the year ended December 31, 1998.
  99.5     'Election of Directors (Proposal 1),' from CarrAmerica's Proxy Statement to be delivered to
           CarrAmerica's stockholders in connection with CarrAmerica's 1999 Annual Meeting of Stockholders.
  99.6     'Item 1--Business--The Company--Directors of the Company,' from CarrAmerica's Annual Report on Form
           10-K for the year ended December 31, 1998.
  99.7     'Item 1--Business--The Company--Executive Officers and Certain Key Employees of the Company,' from
           CarrAmerica's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  99.8     'Executive Compensation,' from CarrAmerica's Proxy Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 1999Annual Meeting of Stockholders.*

(b) Reports on Form 8-K

     None

(c) Exhibits

     The list of exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

(d) Financial Statements

     None.

----------------
* To be filed by amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 31, 1999.

                                          CARRAMERICA REALTY, L.P.
                                          a Delaware limited partnership

                                          By: CarrAmerica Realty GP Holdings,
                                          Inc.
                                          General Partner

                                          By: ________/s/ THOMAS A. CARR________
                                                       Thomas A. Carr
                                                         President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSON ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 1999.

                   SIGNATURE                                         TITLE
------------------------------------------------    ---------------------------------------

               /s/ THOMAS A. CARR                   President and Director
------------------------------------------------
                 Thomas A. Carr

             /s/ PHILIP L. HAWKINS                  Managing Director, Vice President and
------------------------------------------------    Director
               Philip L. Hawkins

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     The following Consolidated Financial Statements and Schedule of CarrAmerica Realty, L.P. and Subsidiary and the Independent Auditors' Reports thereon are attached hereto:

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Consolidated Balance Sheets as of December 31, 1998 and 1997...........................    F-2
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and
  the Period from March 6, 1996 (Date of Inception) to December 31, 1996...............    F-3
Consolidated Statements of Partners' Capital for the Years Ended December 31, 1998,
  1997 and the Period from March 6, 1996 (Date of Inception) to December 31, 1996......    F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
  the Period from March 6, 1996 (Date of Inception) to December 31, 1996...............    F-5
Notes to Consolidated Financial Statements.............................................    F-6
Independent Auditors' Report...........................................................   F-16

FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report...........................................................    S-1
Schedule III: Consolidated Real Estate and Accumulated Depreciation as of December 31,
  1998 for CarrAmerica Realty, L.P. and Subsidiary.....................................    S-2

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
(In thousands)

                                                                                            1998            1997
                                                                                        ------------    ------------
                                       ASSETS
Rental property (notes 2 and 9):
  Land...............................................................................     $107,596          91,347
  Buildings..........................................................................      529,127         465,276
  Tenant improvements................................................................       35,209          12,496
  Furniture, fixtures, and equipment.................................................          665              96
                                                                                        ------------    ------------
                                                                                           672,597         569,215
  Less--accumulated depreciation.....................................................      (32,546)        (13,360)
                                                                                        ------------    ------------
     Total rental property...........................................................      640,051         555,855
Land held for development (note 9)...................................................       19,044          10,526
Construction in progress (note 9)....................................................       70,939          44,344
Restricted and unrestricted cash and cash equivalents (note 2).......................        4,504           5,085
Accounts and notes receivable (note 6)...............................................       10,536          11,757
Investments (note 12)................................................................        8,621              --
Accrued straight-line rents..........................................................        8,180           3,317
Tenant leasing costs, net of accumulated amortization of $1,924 in 1998 and $406 in
  1997...............................................................................       11,092           3,439
Deferred financing costs, net of accumulated amortization of $14 in 1998.............          337              --
Prepaid expenses and other assets, net of accumulated depreciation and amortization
  of $211 in 1998 and $46 in 1997....................................................        1,755           2,245
                                                                                        ------------    ------------
                                                                                          $775,059         636,568
                                                                                        ------------    ------------
                                                                                        ------------    ------------
                          LIABILITIES AND PARTNERS' CAPITAL
Mortgages and notes payable (note 2).................................................     $299,949         212,304
Note payable to affiliate (note 2)...................................................       28,996          29,411
Accounts payable and accrued expenses................................................       13,920          12,591
Due to affiliates (note 6)...........................................................           --           1,386
Rent received in advance and security deposits.......................................        5,387           3,244
                                                                                        ------------    ------------
     Total liabilities...............................................................      348,252         258,936
Partners' capital (note 3):
  General partner....................................................................        4,302           3,787
  Limited partners...................................................................      422,505         373,845
                                                                                        ------------    ------------
     Total partners' capital.........................................................      426,807         377,632
                                                                                        ------------    ------------
Commitments and Contingencies (notes 4 and 8)
                                                                                          $775,059         636,568
                                                                                        ------------    ------------
                                                                                        ------------    ------------

          See accompanying notes to consolidated financial statements

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND FOR THE PERIOD FROM MARCH 6, 1996 (DATE OF INCEPTION) TO DECEMBER 31,
                                      1996
--------------------------------------------------------------------------------

(In thousands)

                                                                                                           MARCH 6,
                                                                                                             1996
                                                                                                           (DATE OF
                                                                                                          INCEPTION)
                                                                                                         1997 THROUGH
                                                                                                       DECEMBER 31,
                                                                             1998            1997            1996
                                                                         ------------    ------------    ------------
Real estate operating revenue:
  Rental revenue (note 4):
     Minimum base rent................................................     $ 86,800         48,487          11,220
     Recoveries from tenants..........................................       12,670          8,043           1,790
     Other tenant charges.............................................        1,518          1,232             366
                                                                         ------------    ------------    ------------
       Total rental revenue...........................................      100,988         57,762          13,376
                                                                         ------------    ------------    ------------
  Real estate service revenue.........................................          160             --              --
  Cost reimbursements (note 6)........................................        3,466          2,707              --
                                                                         ------------    ------------    ------------
       Total revenue..................................................      104,614         60,469          13,376
                                                                         ------------    ------------    ------------
Real estate operating expenses:
  Property operating expenses:
     Operating expenses...............................................       24,972         19,102           4,873
     Real estate taxes................................................        9,195          6,702           1,673
  Interest expense....................................................       16,508          6,792           1,475
  General and administrative..........................................        6,365          3,473             680
  Depreciation and amortization.......................................       23,877         13,146           3,148
                                                                         ------------    ------------    ------------
       Total operating expenses.......................................       80,917         49,215          11,849
                                                                         ------------    ------------    ------------
       Real estate operating income...................................       23,697         11,254           1,527
Other operating income:
  Interest income.....................................................          982            372              29
  Gain on sales of assets (note 7)....................................        8,190          5,067              --
                                                                         ------------    ------------    ------------
     Net income.......................................................     $ 32,869         16,693           1,556
                                                                         ------------    ------------    ------------
                                                                         ------------    ------------    ------------
     Net income attributable to general partner.......................     $    329            167              15
                                                                         ------------    ------------    ------------
     Net income attributable to limited partners......................     $ 32,540         16,526           1,541
                                                                         ------------    ------------    ------------
                                                                         ------------    ------------    ------------

          See accompanying notes to consolidated financial statements

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31,
                                  1998, 1997,
   AND THE PERIOD FROM MARCH 6, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

(In thousands)

                                                              GENERAL
                                                              PARTNER             LIMITED PARTNERS
                                                            ------------    ----------------------------
                                                            CARRAMERICA     CARRAMERICA
                                                             REALTY GP       REALTY LP
                                                             HOLDINGS,       HOLDINGS,     OTHER LIMITED
                                                                INC.           INC.          PARTNERS        TOTAL
                                                            ------------    -----------    -------------    --------
Capital contributions....................................      $1,814         161,620          17,993        181,427
Capital distributions....................................         (20)         (1,924)           (106)        (2,050)
Net income...............................................          15           1,318             223          1,556
                                                            ------------    -----------    -------------    --------
Partners' capital at December 31, 1996...................       1,809         161,014          18,110        180,933

Capital contributions....................................       1,811         153,351          25,968        181,130
Capital distributions....................................          --              --          (1,124)        (1,124)
Net income...............................................         167          14,312           2,214         16,693
                                                            ------------    -----------    -------------    --------
Partners' capital at December 31, 1997...................       3,787         328,677          45,168        377,632
Capital contributions....................................         186          18,397              --         18,583
Capital distributions....................................          --              --          (2,277)        (2,277)
Net income...............................................         329          28,426           4,114         32,869
                                                            ------------    -----------    -------------    --------
Partners' capital at December 31, 1998...................      $4,302         375,500          47,005        426,807
                                                            ------------    -----------    -------------    --------
                                                            ------------    -----------    -------------    --------

          See accompanying notes to consolidated financial statements

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998,
                                      1997
   AND THE PERIOD FROM MARCH 6, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------
(In thousands)

                                                                                                      MARCH 6, 1996
                                                                                                        (DATE OF
                                                                                                       INCEPTION)
                                                                                                         THROUGH
                                                                            1998         1997       DECEMBER 31, 1996
                                                                          ---------    ---------    -----------------
Cash flows from operating activities:
  Net income...........................................................   $  32,869       16,693            1,556
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization......................................      23,877       13,146            3,148
    Loss on write-off of assets........................................         465          148               --
  Changes in assets and liabilities:
    Decrease (increase) in receivables.................................       1,221       (9,869)          (1,816)
    Increase in accrued straight-line rents............................      (5,269)      (2,584)            (805)
    Additions to tenant leasing costs..................................      (2,531)      (3,981)            (916)
    Decrease (increase) in prepaid expenses and other assets...........         533       (1,991)            (277)
    Increase in accounts payable and accrued expenses..................       1,329        8,150            4,441
    Increase (decrease) in due to affiliates...........................      (1,386)      (1,388)           2,774
    Increase in rent received in advance and security deposits.........       2,143        1,919            1,325
                                                                          ---------    ---------    -----------------
      Total adjustments................................................      20,382        3,550            7,874
                                                                          ---------    ---------    -----------------
      Net cash provided by operating activities........................      53,251       20,243            9,430
                                                                          ---------    ---------    -----------------
Cash flows from investing activities:
  Additions to rental property.........................................     (19,284)      (9,892)             (98)
  Acquisitions of rental property......................................     (33,864)    (196,295)        (178,239)
  Additions to land held for future development........................     (22,193)     (10,049)         (13,254)
  Additions to construction in progress................................    (127,162)     (56,761)          (8,485)
  Investments in unconsolidated partnerships...........................      (8,621)          --               --
  Decrease (increase) in restricted cash and cash equivalents..........         264       (1,500)              --
  Proceeds from disposition of rental property and land held for
    development........................................................      74,652       58,978               --
                                                                          ---------    ---------    -----------------
      Net cash used by investing activities............................    (136,208)    (215,519)        (200,076)
                                                                          ---------    ---------    -----------------
Cash flows from financing activities:
  Capital contributions................................................      18,583      155,162          163,433
  Net borrowings on unsecured line of credit...........................      85,250       53,500            2,000
  Borrowings on notes payable to affiliates............................          --           --           30,000
  Repayments on notes and mortgages payable............................     (18,565)      (1,647)            (259)
  Disposition of mortgage payable from sale of rental property.........          --       (9,508)              --
  Additions to deferred financing costs................................        (351)          --               --
  Capital distributions................................................      (2,277)      (1,124)          (2,050)
                                                                          ---------    ---------    -----------------
      Net cash provided by financing activities........................      82,640      196,383          193,124
                                                                          ---------    ---------    -----------------
      Increase (decrease) in cash and cash equivalents.................        (317)       1,107            2,478
Cash and cash equivalents, beginning of the period.....................       3,585        2,478               --
                                                                          ---------    ---------    -----------------
Cash and cash equivalents, end of the period...........................   $   3,268        3,585            2,478
                                                                          ---------    ---------    -----------------
                                                                          ---------    ---------    -----------------
Supplemental disclosure of cash flow information:
  Cash paid for interest (net of capitalized interest of $4,894 in
    1998, $2,909 in 1997 and $431 for the period March 6, 1996 to
    December 31, 1996).................................................   $  17,003        6,210            1,619
                                                                          ---------    ---------    -----------------
                                                                          ---------    ---------    -----------------

Supplemental disclosure of noncash investing and financing activities:

    (a) During 1998, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $20.5 million of debt and liabilities.

    (b) During 1997, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $147.6 million of debt and liabilities and by issuing $26.0 million of minority units in the Partnership.

    (c) For the period from March 6, 1996 to December 31, 1996, the Partnership funded a portion of the aggregate purchase price of its property acquisitions by assuming $20.0 million of debt and liabilities and $18.0 million of minority units in the Partnership.

          See accompanying notes to consolidated financial statements

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Business

     CarrAmerica Realty, L.P. (the 'Partnership') is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At December 31, 1998, the Partnership owned 59 operating properties and twelve properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay area, Salt Lake City, San Diego and Seattle.

     The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the 'General Partner'), a wholly-owned subsidiary of CarrAmerica Realty Corporation ('CarrAmerica'), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at December 31, 1998. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 87% interest in the Partnership at December 31, 1998, and various other individuals and entities which collectively owned an approximate 12% interest in the Partnership at December 31, 1998.

  (b) Basis of Presentation

     The accounts of the Partnership and its wholly-owned subsidiary are consolidated in the accompanying financial statements. The Partnership uses the equity method of accounting for its investments in unconsolidated partnerships not controlled by the Partnership. Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (c) Rental Property

     Rental property is recorded at cost less accumulated depreciation (which is less than the net realizable value of the rental property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

Base Building...........................................  30 to 50 years
Building components.....................................  7 to 20 years
Tenant improvements.....................................  Terms of the leases or useful lives, whichever is shorter
Furniture, fixtures and equipment.......................  5 to 15 years

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

     The Partnership reviews its rental property to determine the point at which the asset is under contract for sale, with contingencies waived and nonrefundable earnest money posted. If an asset is subject to these conditions, the asset is reclassified to 'Assets Available for Sale' and depreciation is discontinued.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES--(CONTINUED)
  (d) Development Property

     Land held for development and construction in progress are carried at cost. Specifically identifiable direct and indirect, development, construction and external acquisition costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property.

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

  (i) New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Partnership has not yet determined the impact of this pronouncement, if any.

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

  (l) Stock Option Plan

     The Partnership is a participant in the CarrAmerica 1997 Stock Option and Incentive Plan. Carr America and the Partnership accounted for their option plans in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expenses would be recorded only if the current market price of the underlying unit or stock on the date of grant exceeded the exercise price.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES--(CONTINUED)
  (m) Segment Operations

     In June 1997, the Financial Accounting Standards Board ('FASB') issued SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' which requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers.

     The Partnership has segmented its operations into real estate property operations, development operations and other operations. Other operations consist of other business activities and operating segments that are not reportable.

  (n) Reclassifications

     Certain reclassifications of the prior years' amounts have been made to conform to the current period's presentation.

(2) MORTGAGES PAYABLE AND NOTES PAYABLE

     The Partnership's mortgages payable and credit facility are summarized as follows (in thousands):

                                                                                        DECEMBER 31,    DECEMBER 31,
                                                                                            1998            1997
                                                                                        ------------    ------------
Fixed rate mortgages.................................................................     $159,199         156,804
Fixed rate note payable to affiliate.................................................       28,996          29,411
Unsecured credit facility............................................................      140,750          55,500
                                                                                        ------------    ------------
                                                                                          $328,945         241,715
                                                                                        ------------    ------------
                                                                                        ------------    ------------

     Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from May 1999 through May 2017. The weighted average interest rate of mortgages payable was 8.2% and 8.1% at December 31, 1998 and 1997, respectively.

     CarrAmerica and the Partnership also have a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York, as lead agent for a group of banks. At December 31, 1998, the credit facility bore interest, as selected by CarrAmerica, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). CarrAmerica has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR. The credit facility matures in August 2001. The weighted average effective interest rate for 1998 was 6.3%. At December 31, 1998, CarrAmerica and the Partnership had $61 million available for draw under the credit facility.

     The unsecured credit facility contains a number of financial and other covenants with which the Partnership must comply including, but not limited to, covenants relating to ratios of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of CarrAmerica and the Partnership's assets, and restrictions on the ability of CarrAmerica to make dividend distributions in excess of 90% of funds from operations. Availability under the unsecured credit facility is also limited to a specified percentage of the Partnership's unsecured properties.

     On May 24, 1996, the Partnership entered into a $30 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $29.0 million and $29.4 million, at December 31, 1998 and December 31, 1997, respectively.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) MORTGAGES PAYABLE AND NOTES PAYABLE--(CONTINUED)
     The annual maturities of debt as of December 31, 1998 are summarized as follows (in thousands):

1999..........................................................   $ 17,843
2000..........................................................     16,229
2001..........................................................    173,285(1)
2002..........................................................      9,660
2003..........................................................     20,468
2004 & thereafter.............................................     91,460(2)
                                                                 --------
                                                                 $328,945
                                                                 --------
                                                                 --------

------------------
(1) Includes $140.8 million outstanding as of December 31, 1998 under CarrAmerica's $450.0 million unsecured line of credit.

(2) Includes approximately $26.9 million outstanding on the Partnership's loan agreement with CarrAmerica.

     Restricted and unrestricted cash and cash equivalents includes $1.2 million of restricted cash at December 31, 1998, consisting primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

     Based on the borrowing rates available to the Partnership for fixed rate mortgages and note payable with similar terms and average maturities, the estimated fair value of the Partnership's mortgages at December 31, 1998 and 1997 was approximately $195.4 million and $194.4 million, respectively.

(3) PARTNERS' CAPITAL CONTRIBUTIONS, DISTRIBUTIONS, AND PARTICIPATION
PERCENTAGES

     The Second Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the 'Partnership Agreement'), details the rights of ownership in the Partnership. Ownership in the Partnership is expressed in partnership units ('Units'). Units currently are designated as Class A, B, C, D or E Units. Class D Units have first preference, Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of Available Cash, as defined in the Partnership Agreement. Class C units do not share in the allocation of Available Cash. Upon the third anniversary of the date of issuance of Class C Units, they may be converted to Class A Units based on a conversion factor described in the Partnership Agreement. Class E Units have a special allocation of Partnership losses.

     Upon the first anniversary of the date of issuance (or two years from the date of issuance, in the case of Class D Units), each holder of Class A Units, Class D Units or Class E Units may, subject to certain limitations, require that the Partnership redeem his or her Units. Upon redemption, such holder will receive, at the option of the Partnership, with respect to each Unit tendered, either (i) cash in an amount equal to the market value of one share of CarrAmerica common stock (subject to certain anti-dilution adjustments) or (ii) one share of CarrAmerica common stock. In lieu of the Partnership redeeming Class A, Class D or Class E Units for cash, CarrAmerica has the right to assume directly and satisfy the redemption right of a Unit holder. Holders of Class B Units and Class C Units are not entitled to exercise this redemption right.

     The following Units were outstanding:

                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
Class A Units...............................................       950,111         950,111         361,677
Class B Units...............................................    12,584,630      11,916,673       6,619,131
Class C Units...............................................       539,593         539,593         539,593
Class D Units...............................................       271,363         271,363              --
Class E Units...............................................        16,520          16,520              --
                                                               ------------    ------------    ------------
                                                                14,362,217      13,694,260       7,520,401
                                                               ------------    ------------    ------------
                                                               ------------    ------------    ------------

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(4) LEASE AGREEMENTS

     The following table summarizes future minimum base rent to be received under noncancelable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 1998 (in thousands):

                                                                             FUTURE       PERCENTAGE OF
                                                                            MINIMUM     TOTAL SPACE UNDER
                                                                              RENT       LEASES EXPIRING
                                                                            --------    -----------------
1999.....................................................................   $ 86,402           13.8%
2000.....................................................................     79,156            8.8
2001.....................................................................     69,882           16.6
2002.....................................................................     60,211           11.8
2003.....................................................................     45,565           12.5
2004 & thereafter........................................................    115,813           36.5
                                                                            --------
                                                                            $457,029
                                                                            --------
                                                                            --------

     The leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

(5) STOCK OPTION PLANS

     As of December 31, 1998, the Partnership participated in the CarrAmerica 1997 Stock Option and Incentive Plan for the purpose of attracting and retaining executive officers and other key employees.

     The 1997 Stock Option and Incentive Plan ('Stock Option Plan') allows for the grant of options to purchase CarrAmerica's common stock at an exercise price which is equal to the fair market value of the common stock at the date of grant. The Stock Option Plan was approved by CarrAmerica's stockholders at its Annual Meeting of Stockholders on May 8, 1997. At December 31, 1998, CarrAmerica had options to purchase 7,200,000 shares of common stock authorized for grant under the Stock Option Plan, of which 5,362,214 were reserved for issuance or outstanding. All of the outstanding options have a 10-year term from the date of grant. The majority of the outstanding options vest over a five-year period, 20% per year, with the exception of 1,492,500 options which vest over a four-year period, 25% per year, and 450,000 options which vest at the end of five years.

     In November 1998 CarrAmerica granted to key executives 417,754 restricted stock units under the 1997 Stock Option Plan, of which 31,332 restricted stock units were granted to Partnership employees. The restricted stock units are subject to a 5 year vesting schedule, at 20% per year. On each vesting, each executive will receive, at CarrAmerica's option, stock, cash or a combination of stock and cash equal to the value of the vested restricted stock unit on the vesting date, plus an amount equal to the dividends that would have been paid with respect to such shares since the date of grant had the shares been issued on such date. The closing price of a share of common stock of CarrAmerica on the grant date was $23.9375.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) STOCK OPTION PLANS--(CONTINUED)
     Stock option activity for the Partnership during 1998 and 1997 is as follows:

                                                                            NUMBER OF    WEIGHTED AVERAGE
                                                                             SHARES       EXERCISE PRICE
                                                                            ---------    ----------------
Balance at December 31, 1996.............................................         --              --
Granted..................................................................     50,517          $28.45
Exercised................................................................         --              --
Forfeited................................................................        312           28.56
Expired..................................................................         --              --
                                                                            ---------        -------
Balance at December 31, 1997.............................................     50,205          $28.45
Granted..................................................................    270,000           25.90
Exercised................................................................         --              --
Forfeited................................................................         --              --
Expired..................................................................         --              --
                                                                            ---------        -------
Balance at December 31, 1998.............................................    320,205          $26.30
                                                                            ---------        -------
                                                                            ---------        -------

     At December 31, 1998, the range of exercise prices for options issued to employees of the Partnership was between $23.25 and $29.75 per share and the weighted average remaining contractual life of outstanding options was 9.35 years.

     At December 31, 1998, the number of options exercisable was 10,041 and the weighted average exercise price of those options was $28.45 per share. At December 31, 1997, none of the options were exercisable.

     The following table summarizes certain information with regards to options exercisable at December 31, 1998:

                                             WEIGHTED AVERAGE
                                                REMAINING
   RANGE OF              NUMBER OF           CONTRACTUAL LIFE      WEIGHTED AVERAGE
EXERCISE PRICES      SHARES EXERCISABLE         (IN YEARS)          EXERCISE PRICE
---------------      ------------------      ----------------      ----------------
 $26.38--$29.25            10,041                  8.27                 $28.45

(6) TRANSACTIONS WITH AFFILIATES

     CarrAmerica Realty Services, Inc. ('CARSI'), a wholly-owned subsidiary of CarrAmerica, provides management and leasing services to all of the office properties owned by the Partnership. During 1998, 1997 and 1996, the Partnership incurred management fees of $3.0 million, $1.9 million and $.4 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses the Partnership for certain services the Partnership personnel provide to CARSI. These reimbursements amounted to $2.9 million and $2.0 million in 1998 and 1997, respectively. In addition, CarrAmerica Development, Inc. ('CADI'), also reimbursed the Partnership for certain services the Partnership personnel provided to CADI. These reimbursements amounted to $.3 million and $.7 million in 1998 and 1997, respectively.

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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) GAIN ON SALE OF ASSETS

     The Partnership has disposed of assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds of the sales were primarily redeployed into other office properties (utilizing tax-deferred exchanges where possible). During 1998, the Partnership disposed of three operating office properties. The Partnership recognized gains totaling $8.2 million on these dispositions.

(8) COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Partnership is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows.

     The Partnership participates in CarrAmerica's 401(k) plan for employees. The Plan will match 50% of employee contributions up to the first 4% of an employee's pay and will make a base contribution of 3% of pay for participants who remain employed on December 31 (the end of the plan year). Partnership contributions to the plan are subject to a five-year graduated vesting schedule. Partnership contributions to the plan amounted to $73 thousand in 1998 and $41 thousand in 1997.

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

     During 1998 and 1997, the Partnership has unconditionally guaranteed unsecured notes sold by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes is $625.0 million of long-term debt as of December 31, 1998. These notes are in the form of $150 million of 6.625% notes due in 2000, $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007 and $100 million of 6.875% notes due in 2008. The notes due in 2000, 2005 and 2008 were issued in 1998. The notes due in 2004 and 2007 were issued in 1997. CarrAmerica's senior unsecured notes contain various covenants with which CarrAmerica must comply, including but not limited to: limits on the aggregate amount of indebtedness CarrAmerica may have outstanding on a consolidated basis; limits on the aggregate amount of secured indebtedness CarrAmerica may have outstanding on a consolidated basis; and, limits on CarrAmerica's required debt service payments.

(9) ACQUISITION AND DEVELOPMENT ACTIVITIES

     During 1998, the Partnership acquired three operating office properties for an aggregate purchase price of $54.3 million. Costs incurred during 1998 for properties under construction were $127.2 million. As of December 31, 1998, the Partnership had twelve office properties under construction.

     During 1997, the Partnership acquired 30 operating office properties for an aggregate purchase price of $343.2 million. Costs incurred during 1997 for properties under construction were $56.8 million. In addition, CarrAmerica contributed to the Partnership three operating office properties, one office property under construction and options to acquire land which will support the future development of approximately four office properties.

     All acquisitions have been accounted for as purchases. Operations of acquired properties have been included in the accompanying financial statements from their respective dates of acquisition.

     The following unaudited pro forma summary presents information as if the Partnership's acquisitions and sales of properties through December 31, 1998 had occurred at the beginning of 1997. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Partnership.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9) ACQUISITION AND DEVELOPMENT ACTIVITIES--(CONTINUED)

PRO FORMA INFORMATION (UNAUDITED):                                                    1998       1997
---------------------------------------------------------------------------------   --------    -------
                                                                                      (IN THOUSANDS)
Total revenue....................................................................   $106,289    $96,150
Net income.......................................................................   $ 32,955    $18,082

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of quarterly results of operations for 1998, 1997 and 1996 (in thousands):

                                                                          FIRST     SECOND      THIRD     FOURTH
1998                                                                     QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------   -------    -------    -------    -------
Real estate operating revenue.........................................   $24,300    $26,473    $25,918    $27,923
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Real estate operating income..........................................   $ 7,120    $ 6,669    $ 5,564    $ 4,344
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Net income............................................................   $ 6,951    $ 6,819    $11,362    $ 7,737
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------


                                                                          FIRST     SECOND      THIRD     FOURTH
1997                                                                     QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------   -------    -------    -------    -------
Real estate operating revenue.........................................   $ 9,479    $13,540    $17,138    $20,312
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Real estate operating income..........................................   $ 1,749    $ 2,690    $ 3,908    $ 2,907
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Net income............................................................   $ 1,757    $ 2,738    $ 3,924    $ 8,274
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------

                                                                          FIRST     SECOND      THIRD     FOURTH
1996                                                                     QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------   -------    -------    -------    -------
Real estate operating revenue.........................................   $    --    $   959    $ 6,216    $ 6,201
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Real estate operating income..........................................   $    --    $   (19)   $   236    $ 1,310
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Net income............................................................   $    --    $   (18)   $   241    $ 1,333
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------

(11) INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

     The Partnership owns a 35% interest in a development operation through an unconsolidated partnership. This investment commenced in 1998. The condensed financial information for the unconsolidated partnership is as follows:

DEVELOPMENT OPERATIONS

     (in thousands)

                                                                          DECEMBER 31,
                                                                      --------------------
BALANCE SHEETS                                                          1998        1997
-------------------------------------------------------------------   --------    --------
                              ASSETS                                                    --
Rental property, net...............................................   $ 22,213          --
Cash and cash equivalents..........................................     18,456          --
Other assets.......................................................      1,667          --
                                                                      --------    --------
                                                                      $ 42,336          --
                                                                      --------    --------
                                                                      --------    --------

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(11) INVESTMENT IN UNCONSOLIDATED PARTNERSHIP--(CONTINUED)

                 LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable....................................................   $ 18,350          --
  Other liabilities................................................        313          --
                                                                      --------    --------
     Total liabilities.............................................     18,663          --
Partners' Capital..................................................     23,673          --
                                                                      --------    --------
                                                                      $ 42,336          --
                                                                      --------    --------
                                                                      --------    --------

     STATEMENTS OF OPERATIONS       1998    1997   1996
     ------------------------       ----    ----   ----
Revenue........................... $  --      --     --
Other expenses....................   197      --     --
                                   -----    ----   ----
     Net loss..................... $(197)     --     --
                                   =====    ====   ====

(12) SEGMENT INFORMATION

     The Partnership's reportable operating segments are real estate properly operations and develpment operations. Other business activities and operating segments that are not reportable are included in other operations.

     The Partnership's operating segments performance is measured using funds from operations. Funds from operations represents net income excluding depreciation and amortization on real estate assets and gain on sale of assets.

     (In millions)

                                                                               AS OF AND FOR THE YEAR ENDED
                                                                                    DECEMBER 31, 1998
                                                                    --------------------------------------------------
                                                                    REAL ESTATE
                                                                     PROPERTY      DEVELOPMENT      OTHER
                                                                    OPERATIONS     OPERATIONS     OPERATIONS    TOTAL
                                                                    -----------    -----------    ----------    ------
Operating revenue................................................     $ 101.0             --           3.6       104.6
Segment expense..................................................     $  34.2             --           6.4        40.6
                                                                    -----------    -----------    ----------    ------
     Net segment revenue.........................................     $  66.8             --          (2.8)       64.0
Interest expense.................................................     $  15.9           (4.9)          5.5        16.5
Other income.....................................................     $   0.2             --           0.8         1.0
                                                                    -----------    -----------    ----------    ------
     Funds from operations.......................................     $  51.1            4.9          (7.5)       48.5
                                                                    -----------    -----------    ----------    ------
                                                                    -----------    -----------    ----------    ------
Adjustments to net income:
     Depreciation and amortization...............................                                               $(23.7)
     Gain on sale of assets......................................                                               $  8.2
                                                                                                                ------
Net income                                                                                                      $ 32.9
                                                                                                                ------
                                                                                                                ------
     Total assets................................................     $ 667.2           90.0          17.9       775.1
     Expenditures for long-lived assets..........................     $  84.8          149.4            --       234.2

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(12) SEGMENT INFORMATION--(CONTINUED)

                                                                               AS OF AND FOR THE YEAR ENDED
                                                                                    DECEMBER 31, 1997
                                                                    --------------------------------------------------
                                                                    REAL ESTATE
                                                                     PROPERTY      DEVELOPMENT      OTHER
                                                                    OPERATIONS     OPERATIONS     OPERATIONS    TOTAL
                                                                    -----------    -----------    ----------    ------
Operating revenue................................................     $  57.8             --           2.7        60.5
Segment expense..................................................     $  25.8             --           3.5        29.3
                                                                    -----------    -----------    ----------    ------
     Net segment revenue.........................................     $  32.0             --          (0.8)       31.2
Interest expense.................................................     $   8.8           (2.9)          0.9         6.8
Other income.....................................................     $   0.1             --           0.2         0.3
                                                                    -----------    -----------    ----------    ------
     Funds from operations.......................................     $  23.3            2.9          (1.5)       24.7
                                                                    -----------    -----------    ----------    ------
                                                                    -----------    -----------    ----------    ------
Adjustments to net income:
     Depreciation and amortization...............................                                               $(13.1)
     Gain on sale of assets......................................                                               $  5.1
                                                                                                                ------
Net income                                                                                                      $ 16.7
                                                                                                                ------
                                                                                                                ------
     Total assets................................................     $ 592.2           35.6           8.8       636.6
     Expenditures for long-lived assets..........................     $ 383.8           66.8            --       450.6

                                                                             AS OF DECEMBER 31, 1996 AND FOR
                                                                              THE PERIOD FROM MARCH 6, 1996
                                                                                  (DATE OF INCEPTION) TO
                                                                                    DECEMBER 31, 1996
                                                                    --------------------------------------------------
                                                                    REAL ESTATE
                                                                     PROPERTY      DEVELOPMENT      OTHER
                                                                    OPERATIONS     OPERATIONS     OPERATIONS    TOTAL
                                                                    -----------    -----------    ----------    ------
Operating revenue................................................     $  13.4             --            --        13.4
Segment expense..................................................     $   6.5             --           0.7         7.2
                                                                    -----------    -----------    ----------    ------
     Net segment revenue.........................................     $   6.9             --          (0.7)        6.2
Interest expense.................................................     $   1.9           (0.4)           --         1.5
                                                                    -----------    -----------    ----------    ------
     Funds from operations.......................................     $   5.0            0.4          (0.7)        4.7
                                                                    -----------    -----------    ----------    ------
                                                                    -----------    -----------    ----------    ------
Adjustments to net income:
     Depreciation and amortization...............................                                               $ (3.1)
                                                                                                                ------
Net income                                                                                                      $  1.6
                                                                                                                ------
                                                                                                                ------
     Total assets................................................     $ 217.7           21.7           1.8       241.2
     Expenditures for long-lived assets..........................     $ 217.1           21.8            --       238.9

                          INDEPENDENT AUDITORS' REPORT
                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

The Partners CarrAmerica Realty, L.P.:

     We have audited the accompanying consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1998 and 1997 the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1998 and 1997 and the period from March 6, 1996 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of CarrAmerica Realty, L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the period from March 6, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Washington, D.C.
  February 6, 1999

                          INDEPENDENT AUDITORS' REPORT
                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

The Partners CarrAmerica Realty, L.P.:

     Under date of February 6, 1999, we reported on the consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1998 and 1997 and the period from March 6, 1996 (date of inception) to December 31, 1996, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of CarrAmerica Realty, L.P.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                            KPMG
LLP

Washington, D.C.
  February 6, 1999

                                            CARRAMERCA REALTY, L.P. AND SUBSIDIARY
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
                                                                                                        GROSS AMOUNT AT WHICH
                                                                                                         CARRIED AT CLOSE OF
                                                                INITIAL COSTS                                   PERIOD
                                                            ----------------------                      ----------------------
                                                                       BUILDINGS     COST CAPITALIZED              BUILDINGS
(In thousands)                                                            AND         SUBSEQUENT TO                   AND
PROPERTIES                                   ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION(1)     LAND     IMPROVEMENTS
-------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
ORANGE COUNTY/LOS ANGELES:
  South Coast Executive Center.............    $ 10,127       3,324       17,212              811         3,388       17,959
  2600 W. Olive............................      19,152       3,855       25,054            2,709         3,904       27,714
  Bay Technology Center....................          --       2,442       11,164              128         2,462       11,272
SAN DIEGO:
  Jaycor...................................      12,781       5,123       11,754               --         5,123       11,754
SAN FRANCISCO BAY AREA:
  San Mateo II and III.....................          --       9,723       15,556              659         9,817       16,121
  San Mateo I..............................          --       5,703        9,126               47         5,710        9,166
DENVER:
  Quebec Center............................          --       1,423        5,659              613         1,423        6,272
  Greenwood Center.........................          --         289        6,619              505           289        7,124
  Quebec Court I and II....................      28,996(2)    2,368       19,819            9,142         2,371       28,958
  Harlequin Plaza..........................          --(2)    4,746       21,344            4,562         4,748       25,904
  Panorama Corporate Center I..............          --       1,325        6,486            3,494         1,326        9,979
  Panorama Corporate Center II.............          --       1,844           --            9,043         1,939        8,948
SEATTLE:
  Canyon Park Commons 1 and 2..............       5,615       2,375        9,958               29         2,380        9,982
SALT LAKE CITY, UTAH:
  Sorenson Research Park XI................          --       1,490           --              481         1,971           --
  Sorenson Research Park...................       4,263       4,389       25,304              407         4,423       25,677
  Sorenson Research Park X(3)..............          --         772           --            2,439            --        3,211
  Wasatch Corporate Center.................      12,654       3,318       15,495              320         3,578       15,555
  Wasatch Corporate Center 17 and 18(3)....          --       2,378           --            6,072            --        8,450
  Wasatch Corporate Center 18..............          --         258           --              813           236          835
CHICAGO:
  Bannockburn IV...........................          --       1,914       12,729              325         1,924       13,044
  Bannockburn I and II.....................      19,554       3,448       22,928            1,082         3,472       23,986
AUSTIN, TEXAS:
  Balcones Center..........................          --         949        7,649              438           949        8,087
  Great Hills Plaza........................          --       1,680       13,545              207         1,680       13,752
  Park North...............................          --       1,671       13,471              706         1,671       14,177
  City View Centre.........................          --       1,718       13,854            1,060         1,720       14,912
  Tower of the Hills.......................          --       1,633       13,625              273         1,634       13,897


                        CONSOLIDATED REAL E

(In thousands)                                          ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL    DEPRECIATION     CONSTRUCTION     ACQUISITION
-------------------------------------------  -------   -------------  ----------------   -----------
ORANGE COUNTY/LOS ANGELES:
  South Coast Executive Center.............   21,347         1,337          1987             1996
  2600 W. Olive............................   31,618         1,420          1986             1997
  Bay Technology Center....................   13,734           391          1985             1997
SAN DIEGO:
  Jaycor...................................   16,877            82          1989             1998
SAN FRANCISCO BAY AREA:
  San Mateo II and III.....................   25,938           794          1985             1997
  San Mateo I..............................   14,876           369          1986             1997
DENVER:
  Quebec Center............................    7,695           769          1985             1996
  Greenwood Center.........................    7,413           663          1982             1996
  Quebec Court I and II....................   31,329         2,556       1979/1980           1996
  Harlequin Plaza..........................   30,654         2,647          1981             1996
  Panorama Corporate Center I..............   11,305         1,182          N/A              1997
  Panorama Corporate Center II.............   10,887           837          N/A              1997
SEATTLE:
  Canyon Park Commons 1 and 2..............   12,362           561          1988             1997
SALT LAKE CITY, UTAH:
  Sorenson Research Park XI................    1,971            --          N/A              1997
  Sorenson Research Park...................   30,100         1,470    1988,1989,1993,
                                                                         1995,1997           1997
  Sorenson Research Park X(3)..............    3,211            --          N/A              1997
  Wasatch Corporate Center.................   19,133           800          1996             1997
  Wasatch Corporate Center 17 and 18(3)....    8,450            --          N/A              1997
  Wasatch Corporate Center 18..............    1,071            22          1998             1997
CHICAGO:
  Bannockburn IV...........................   14,968           685          1988             1997
  Bannockburn I and II.....................   27,458         1,628          1980             1997
AUSTIN, TEXAS:
  Balcones Center..........................    9,036           793          1985             1996
  Great Hills Plaza........................   15,432         1,110          1985             1996
  Park North...............................   15,848         1,318          1981             1996
  City View Centre.........................   16,632         1,552          1985             1996
  Tower of the Hills.......................   15,531           499          1986             1997

                                            CARRAMERCA REALTY, L.P. AND SUBSIDIARY
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
                                                                                                        GROSS AMOUNT AT WHICH
                                                                                                         CARRIED AT CLOSE OF
                                                                INITIAL COSTS                                   PERIOD
                                                            ----------------------                      ----------------------
                                                                       BUILDINGS     COST CAPITALIZED              BUILDINGS
(In thousands)                                                            AND         SUBSEQUENT TO                   AND
PROPERTIES                                   ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION(1)     LAND     IMPROVEMENTS
-------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
  Riata Buildings 4, 5, 8, 9...............          --     $ 4,490           --           31,348         4,856       30,982
  Riata Buildings 2, 3, 9(3)...............          --       2,245           --           11,146            --       13,391
  Riata Buildings 1, 6, 7..................          --       3,386           --            1,703         5,089           --
  City View Centre.........................          --       1,890           --           13,693         2,107       13,476
  Riata Crossing 4-6.......................          --       1,940           --               83         2,023           --
  Riata Crossing 1-3(3)....................          --       2,993           --            7,356            --       10,349

DALLAS, TEXAS:
  Quorum North.............................       6,566       1,357        9,078              780         1,365        9,850
  Quorum Place.............................       7,578       1,941       14,234            1,082         1,954       15,303
  Tollhill East and West...................          --       2,603       19,086            1,604         2,612       20,681
  Two Mission Park.........................          --         823        4,320              652           831        4,964
  Cedar Maple Plaza........................          --       1,220       10,982              411         1,225       11,388
  Cedar Maple Plaza -- Land................          --         520           --               93           613           --
  Royal Ridge A and B......................          --       2,601           --           15,747         2,718       15,630
  Royal Ridge B(3).........................          --         558           --            2,024            --        2,582
  5000 Quorum..............................          --       1,774       15,616              484         1,782       16,092
  The Commons at Las Colinas 2.............          --       3,189           --              377         3,566           --
  The Commons at Las Colinas 1 and 3(3)....          --       6,801           --           26,154            --       32,955
  Royal Ridge Phase II.....................          --       5,221           --              561         5,782           --

PHOENIX, ARIZONA:
  U.S. West................................      53,263      18,517       74,069              786        18,642       74,730
  Concord Place............................       7,646       3,337       16,675              156         3,337       16,831
                                             ------------   -------   ------------        -------       -------   ------------
  Total....................................    $188,195     137,564      462,411          162,605       126,640      635,940
                                             ------------
                                             ------------   -------
                                                            -------   ------------
                                                                      ------------        -------
                                                                                          -------       -------
                                                                                                        -------   ------------
                                                                                                                  ------------


                        CONSOLIDATED REAL E

(In thousands)                                          ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL    DEPRECIATION     CONSTRUCTION     ACQUISITION
-------------------------------------------  -------   -------------  ----------------   -----------
  Riata Buildings 4, 5, 8, 9...............   35,838           986          1998             1996
  Riata Buildings 2, 3, 9(3)...............   13,391            --          N/A              1996
  Riata Buildings 1, 6, 7..................    5,089            --          N/A              1996
  City View Centre.........................   15,583           702          1998             1996
  Riata Crossing 4-6.......................    2,023            --          N/A              1998
  Riata Crossing 1-3(3)....................   10,349            --          N/A              1998
DALLAS, TEXAS:
  Quorum North.............................   11,215           657          1983             1997
  Quorum Place.............................   17,257         1,021          1981             1997
  Tollhill East and West...................   23,293         1,315          1974             1997
  Two Mission Park.........................    5,795           253          1983             1997
  Cedar Maple Plaza........................   12,613           782          1985             1997
  Cedar Maple Plaza -- Land................      613            --          N/A              1997
  Royal Ridge A and B......................   18,348           179          1998             1997
  Royal Ridge B(3).........................    2,582            --          N/A              1997
  5000 Quorum..............................   17,874           441          1984             1998
  The Commons at Las Colinas 2.............    3,566            --          N/A              1998
  The Commons at Las Colinas 1 and 3(3)....   32,955            --          N/A              1998
  Royal Ridge Phase II.....................    5,782            --          N/A              1998
PHOENIX, ARIZONA:
  U.S. West................................   93,372         2,595          1988             1997
  Concord Place............................   20,168           130          1989             1998
                                             -------        ------
  Total....................................  762,580        32,546

                                             -------
                                             -------        ------
                                                            ------

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

     The aggregate cost for federal income tax purposes was approximately $584,823 at December 31, 1998.

     The changes in total real estate assets and accumulated depreciation and amortization for 1998, 1997 and 1996 are as follows:

                                                                                                           ACCUMULATED
                                       TOTAL REAL ESTATE ASSET                                             DEPRECIATION
                                   -------------------------------                                     --------------------
                                     1998       1997       1996                                          1998       1997
                                   ---------  ---------  ---------                                     ---------  ---------
Balance, beginning of period       $ 624,085    238,073         --  Balance, beginning of period       $  13,360      3,104
  Acquisitions                        94,153    393,275    232,092
  Improvements                       122,086     53,640      5,981    Depreciation for the period         22,331     12,961
  Sales, Retirements and                                              Sales, Retirements and
    write-offs                       (77,744)   (60,903)        --      write-offs                        (3,145)    (2,705)
                                   ---------  ---------  ---------                                     ---------  ---------
                                   $ 762,580    624,085    238,073                                     $  32,546     13,360
                                   ---------  ---------  ---------                                     ---------  ---------
                                   ---------  ---------  ---------                                     ---------  ---------


                                     1996
                                   ---------
Balance, beginning of period              --
  Acquisitions
  Improvements                         3,104
  Sales, Retirements and
    write-offs
                                   ---------
                                       3,104
                                   ---------
                                   ---------

------------------
Notes:
(1) Costs capitalized are offset by retirements and write-offs.
(2) Secured by Quebec Court I & II and Harlequin Plaza.
(3) Under construction as of December 31, 1998. Construction costs are shown under buildings and improvements until completion. At that time, costs will be allocated between land and buildings and improvements.