Form 10-K/A
period 1998-12-31
CARRAMERICA REALTY L P
filed 1999-04-13
CIK 1040554

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

         AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed) the aggregate market value of the 1,777,587 units of partnership interest held by non-affiliates of the registrant was approximately $39.0 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $21.9375 on the New York Stock Exchange composite tape on such date.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(3) Exhibits

         The purpose of this amendment is to file for the record the exhibit listed as Exhibit 99.8 in the Exhibit Index. The Exhibit Index appears immediately after the signature page and is incorporated herein by reference.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARRAMERICA REALTY, L.P.
                                      a Delaware limited partnership

                                      By: CarrAmerica Realty GP Holdings, Inc.
                                      General Partner

                                      By: /s/ THOMAS A. CARR
                                          -------------------
                                              Thomas A. Carr
                                                President

                                      Date: April 12, 1999

                                  Exhibit Index*


Exhibit No.  Identification of Exhibit
-----------  --------------------------

   4.1       Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 9, 1997
             (incorporated by reference to Exhibit 10.1 to CarrAmerica's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997).
   4.2       First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated October 6, 1997
             (incorporated by reference to Exhibit 10.2 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).
   4.3       Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated October 6,
             1997 (incorporated by reference to Exhibit 10.3 to CarrAmerica's Annual Report on Form 10-K for the
             year ended December 31, 1997).
   4.4       Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated October 6, 1997
             (incorporated by reference to Exhibit 10.3 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).
   4.5       Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated December 31,
             1998 (incorporated by reference to Exhibit 10.5 to CarrAmerica's Annual Report on Form 10-K for the
             year ended December 31, 1998).
   4.6       Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as
             Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 7.20% Notes due 2004 and
             7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1997).
   4.7       Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as
             Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 6.625% Notes due 2005 and
             6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica's Annual Report on Form
             10-K for the year ended December 31, 1997).
   4.8       Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as
             Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the
             CarrAmerica's Current Report on Form 8-K filed on October 2, 1998).
  10.1       Stockholders Agreement, dated April 30, 1996, by and among CarrAmerica, Carr Realty, L.P., Security
             Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.2 of
             Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).
  10.2       Fourth Amended and Restated Credit Agreement, dated August 27, 1998, by and among CarrAmerica, Carr
             Realty, L.P., the Partnership, Morgan Guaranty Trust Company of New York, Commerzbank
             Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank
             of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.1 to CarrAmerica's Annual Report on Form 10-Q for the quarter ended September
             30, 1998).
  10.3       Agreements of Purchase and Sale and Contribution Agreement dated September 30, 1997 by and among the
             Partnership, Phoenixwest Associates, Ltd., Versailles Associates Limited Partnership, Lakeview 436
             Associates Ltd., Pines Realty Associates, Ltd., and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the CarrAmerica's Annual Report on Form 10-K for the year ended December
             31, 1998).
  21.1       List of Subsidiaries.
  23.1       Consent of KPMG LLP.
  27         Financial Data Schedule.
  99.1       Certificate of Incorporation of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit
             99.1 to the Partnership's Registration Statement on Form 10/A, filed on October 1, 1997 (File No.
             0-22741)).
  99.2       Bylaws of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the
             Partnership's Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741)).
  99.3       'Item 1--Business--The Company--Risk Factors' (from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1998).
  99.4       'Item 5--Market for Registrant's Common Equity & Related Stockholder Matters' (from CarrAmerica's
             Annual Report on Form 10-K for the year ended December 31, 1998).
  99.5       'Election of Directors (Proposal 1)' (from CarrAmerica's Proxy Statement to be delivered to its stockholders in connection with its 1999 Annual Meeting of Stockholders).
  99.6       'Item 1--Business--The Company--Directors of the Company' (from CarrAmerica's Annual Report on
             Form 10-K for the year ended December 31, 1998).
  99.7       'Item 1--Business--The Company--Executive Officers and Certain Key Employees of the Company'
             (from CarrAmerica's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
  99.8       'Executive Compensation' (from CarrAmerica's Proxy Statement to be delivered to its stockholders in connection with its 1999 Annual Meeting of Stockholders).
     *       Exhibit 99.8 is filed with this Amendment No. 1 to Form 10-K. All other exhibits were filed previously with the initial Form 10-K filing or incorporated by reference therein.