Form 10-Q
period 1999-03-31
CARRAMERICA REALTY L P
filed 1999-05-17
CIK 1040554

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1999
                                          --------------

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

       Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of May 17, 1999: 14,362,217
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   X         NO
                                ---           ---
================================================================================

                                      Index

                                                                                                         Page
                                                                                                         ----
Part I:  Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty, L.P.
         and subsidiary as of March 31, 1999 (unaudited) and December 31, 1998................................4

         Condensed consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the three months ended March 31, 1999 and 1998 (unaudited) ..............................................5

         Condensed consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary for the three months ended March 31, 1999 and 1998 (unaudited) ..............................................6

         Notes to condensed consolidated financial statements (unaudited)...............................7 to 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................................13 to 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................21


Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................................................22

                                     Part I

Item 1. Financial Information

         The information furnished in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary (the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                   As of March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------
(In thousands)

                                                       March 31,    December 31,
                                                         1999          1998

                                                      -----------   ------------
                                                      (unaudited)
Assets
------
Rental property (note 2):
     Land                                               $ 108,038        107,596
     Buildings                                            534,214        529,127
     Tenant improvements                                   36,758         35,209
     Furniture, fixtures, and equipment                       741            665
                                                        ---------      ---------
                                                          679,751        672,597
     Less - accumulated depreciation                      (38,726)       (32,546)
                                                        ---------      ---------
         Total rental property                            641,025        640,051

Land held for development                                  22,817         19,044
Construction in progress                                   92,641         70,939
Cash and cash equivalents                                   4,755          3,268
Restricted cash and cash equivalents (note 2)                 986          1,236
Accounts and notes receivable                              10,227         10,536
Investments                                                 3,305          8,621
Accrued straight-line rents                                 9,034          8,180
Tenant leasing costs, net                                  10,968         11,092
Deferred financing costs, net                                 226            337
Prepaid expenses and other assets, net                      2,262          1,755
                                                        ---------      ---------
                                                        $ 798,246        775,059
                                                        =========      =========
Liabilities and Partners' Capital
---------------------------------
Liabilities:
     Mortgages and notes payable (note 2)               $ 299,110        299,949
     Note payable to affiliate (note 2)                    28,924         28,996
     Accounts payable and accrued expenses                 16,508         13,920
     Due to affiliates                                     14,816             --
     Rent received in advance and security deposits         5,597          5,387
                                                        ---------      ---------
         Total liabilities                                364,955        348,252

Partners' capital:
     General partner                                        4,373          4,302
     Limited partners                                     428,918        422,505
                                                        ---------      ---------
         Total partners' capital                          433,291        426,807

Commitments and contingencies
                                                        ---------      ---------
                                                        $ 798,246        775,059
                                                        =========      =========

See accompanying notes to condensed consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                           1999           1998
                                                         --------      ---------
Real estate operating revenue:
     Rental revenue:
         Minimum base rent                               $ 23,557        20,098
         Recoveries from tenants                            3,963         3,072
         Other tenant charges                                 726           592
                                                         --------      --------
         Total rental revenue                              28,246        23,762
     Cost reimbursements                                      676           538
                                                         --------      --------
         Total revenue                                     28,922        24,300
                                                         --------      --------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                 6,764         5,233
         Real estate taxes                                  2,802         2,238
     Interest expense                                       4,258         3,451
     General and administrative                             1,320         1,141
     Depreciation and amortization                          6,804         5,117
                                                         --------      --------
         Total operating expenses                          21,948        17,180
                                                         --------      --------

         Real estate operating income                       6,974         7,120
                                                         --------      --------

Other operating income:
     Interest income                                          266           247
                                                         --------      --------
         Total other operating income                         266           247
                                                         --------      --------

     Net operating income
       before loss on sales of assets                       7,240         7,367
     Loss on sale of assets                                  (183)         (416)
                                                         --------      --------

         Net income                                      $  7,057         6,951
                                                         ========      ========

         Net income attributable to general partner      $     71            70
                                                         ========      ========
         Net income attributable to limited partners     $  6,986         6,881
                                                         ========      ========

See accompanying notes to condensed consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                                  1999          1998
                                                                                --------      --------
Cash flows from operating activities:
     Net income                                                                 $  7,057         6,951
                                                                                --------      --------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             6,804         5,117
         Loss on sale of assets                                                      183           416
         Loss on write-off of assets                                                  38            --
     Changes in assets and liabilities, net of acquisitions and dispositions:
         Decrease (increase) in accounts and notes receivable                        309        (1,367)
         Increase in accrued straight-line rents                                    (854)       (1,319)
         Additions to tenant leasing costs                                          (374)         (654)
         Decrease (increase) in prepaid expenses and other assets                   (544)          287
         Increase (decrease) in accounts payable and accrued expenses              2,405          (807)
         Increase in due to affiliates                                            14,816        35,227
         Increase in rent received in advance and security deposits                  210            33
                                                                                --------      --------
                Total adjustments                                                 22,993        36,933
                                                                                --------      --------
                Net cash provided by operating activities                         30,050        43,884
                                                                                --------      --------

Cash flows from investing activities:
     Additions to rental property                                                   (528)       (3,345)
     Acquisitions of rental property                                                  --       (17,390)
     Additions to land held for development                                       (3,774)      (10,639)
     Additions to construction in process                                        (28,444)      (13,450)
     Distributions  from unconsolidated partnerships                               6,725            --
     Investments in unconsolidated partnerships                                   (1,409)           --
     Decrease (increase) in restricted cash and cash equivalents                     250          (264)
                                                                                --------      --------
                Net cash used by investing activities                            (27,180)      (45,088)
                                                                                --------      --------

Cash flows from financing activities:
     Capital contributions                                                            --        17,197
     Capital distributions                                                          (573)         (560)
     Net borrowings (repayments) on unsecured line of credit                       1,000        (1,000)
     Repayments on notes and mortgages payable                                    (1,911)      (13,325)
     Additions to deferred financing costs                                           101            --
                                                                                --------      --------
                Net cash provided (used) by financing activities                  (1,383)        2,312
                                                                                --------      --------
                Increase in cash and cash equivalents                              1,487         1,108
Unrestricted cash and cash equivalents, beginning of the period                    3,268         3,584
                                                                                --------      --------
Unrestricted cash and cash equivalents, end of the period                       $  4,755         4,692
                                                                                ========      ========

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $ 1,769 and $769 for the three months ended March 31, 1999 and 1998,
       respectively                                                             $  3,867         3,822
                                                                                ========      ========

See accompanying notes to condensed consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At March 31, 1999, the Partnership owned 59 operating properties, ten properties under development and land expected to support the future development of 1.4 million square feet of office space. At December 31, 1998, the Partnership owned 59 operating properties and twelve properties under development. The properties are located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, Seattle, San Diego, San Francisco Bay Area and Orange County/Los Angeles.

                  The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at March 31, 1999 and December 31, 1998. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 87% interest in the Partnership at March 31, 1999 and December 31, 1998, and various other individuals and entities which collectively owned an approximate 12% interest in the Partnership at March 31, 1999 and December 31, 1998.

         (b)      Basis of Presentation

                  The accounts of the Partnership and its wholly owned subsidiary are consolidated in the accompanying financial statements. The Partnership uses the equity method of accounting for its investments in unconsolidated partnerships not controlled by the Partnership. Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(2)      Mortgages and Note Payable

         The Partnership's mortgages payable and credit facility are summarized as follows (in thousands):

                                                      March 31,     December 31,
                                                         1999           1998
                                                      ---------     ------------

             Fixed rate mortgages                     $ 157,360         159,199
             Fixed rate note payable to affiliate        28,924          28,996
             Unsecured credit facility                  141,750         140,750
                                                      ---------       ---------
                                                      $ 328,034         328,945
                                                      =========       =========

         Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from May 1999 through May 2017.

         CarrAmerica and the Partnership also have a $450 million unsecured credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks. The credit facility matures in August 2001. At March 31, 1999, CarrAmerica and the Partnership had $133.3 million available for draw under the credit facility.

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

         On May 24, 1996, the Partnership entered into a $30 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $28.9 million and $29.0 million at March 31, 1999 and December 31, 1998, respectively.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         The annual maturities of debt as of March 31, 1999 are summarized as follows (in thousands):

                 1999.............................          $ 15,881
                 2000.............................            16,214
                 2001.............................           174,304(1)
                 2002.............................             9,656
                 2003.............................            20,464
                 2004 and Thereafter..............            91,515(2)
                                                            --------
                                                            $328,034
                                                            ========

                  (1) Includes $ 141.7 million outstanding as of March 31, 1999 under the Company's $450.0 million unsecured line of credit.
                  (2) Includes approximately $26.4 million outstanding on the Partnership's loan from CarrAmerica.

         Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


(3)      Acquisition and Development Activities

         From January 1, 1999 to March 31, 1999, the Partnership acquired land for an aggregate purchase price of $ 2.2 million. Costs incurred during the three months ended March 31, 1999 for properties under construction were $28.4 million. As of March 31, 1999, the Partnership had 10 office properties under construction.

(4)      Segment Information

         The Partnership's reportable operating segments are real estate property operations and development operations. Other business activity and operating segments that are not reportable are included in other operations.

         The Partnership's operating segments performance is measured using funds from operations. Funds from operations represents net income excluding depreciation and amortization on real estate assets and loss on sale of assets.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------







         (In millions)                                  As of and for the quarter ended
                                                                  March 31, 1999
                                               ----------------------------------------------------
                                               Real Estate
                                                 Property     Development      Other
                                                Operations    Operations     Operations       Total
                                               -----------    -----------    ----------      ------
         Operating revenue...................    $ 28.2            --             0.7        $ 28.9

         Segment expense.....................       9.6            --             1.3          10.9
                                                 ------        ------          ------        ------

               Net segment revenue...........      18.6            --            (0.6)         18.0

         Interest expense....................       4.0          (1.8)            2.1           4.3

         Other income........................        --            --             0.3           0.3
                                                 ------        ------          ------        ------

               Funds from operations.........    $ 14.6           1.8            (2.4)         14.0
                                                 ======        ======          ======        ------
         Adjustments to net operating income
           before loss on sale of assets:

               Depreciation and amortization.                                                  (6.8)
                                                                                             ------

         Net operating income before loss
           on sale of assets..................                                               $  7.2
                                                                                             ======

               Total assets..................    $669.0         115.4            13.8        $798.2

               Expenditures for long-lived
                 assets.......................   $  0.9          32.2              --        $ 33.1

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------
        Segment Information - (Continued)

         (In millions)                                  As of and for the quarter  ended
                                                                 March 31, 1998
                                               ----------------------------------------------------
                                               Real Estate
                                                 Property     Development      Other
                                                Operations    Operations     Operations       Total
                                               -----------    -----------    ----------      ------

        Operating revenue...................     $ 23.8            --             0.5        $ 24.3

        Segment expense.....................        7.5            --             1.1           8.6
                                                 ------        ------          ------        ------

              Net segment revenue...........       16.3            --            (0.6)         15.7

        Interest expense....................        3.6          (0.8)            0.6           3.4

        Other income........................         --            --             0.2           0.2
                                                 ------        ------          ------        ------

            Funds from operations...........     $ 12.7           0.8            (1.0)         12.5
                                                 ======        ======          ======        ------

        Adjustments to net operating income
          before loss on sale of assets:

              Depreciation and amortization.                                                   (5.1)
                                                                                             ------

        Net operating income before loss
          on sale of assets.................                                                 $  7.4
                                                                                             ======

              Total assets..................   $  623.3          48.0             9.4        $680.7


              Expenditures for long-lived
                assets......................   $   21.4          24.1              --        $ 45.5

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Condensed Consolidated Financial Statements of the Partnership as of March 31, 1999 and December 31, 1998, and for the three months ended March 31, 1999 and 1998. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is impacted by acquisitions and dispositions made during 1999 and 1998. As of March 31, 1999, the Partnership owned 59 properties. Between April 1, 1998 and March 31, 1999, the Partnership acquired 3 properties, placed into service 4 properties, and disposed of 3 properties.

         The Partnership's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Real Estate Property Operations

         Operating Revenue. Total real estate property operating revenue increased $4.4 million, or 18.5%, to $28.2 million for the three months ended March 31, 1999 as compared to $23.8 million for the three months ended March 31, 1998. The Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed approximately $3.0 million of additional rental revenue in 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $1.4 million primarily due to increased occupancy in these properties.

         Segment Expense. Real estate property operating expenses increased $2.1 million to $9.6 million for the three months ended March 31,1999, from $7.5 million for the three months ended March 31, 1998. The Partnership experienced net growth in its segment expense primarily as a result of property acquisitions and development properties placed in service, which together contributed approximately $1.5 million of additional expense in 1999. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.6 million.

         Interest Expense. Interest increased $0.4 million due to the acquisition of properties which were subject to existing mortgage debt.

         Total Assets. The increase of $45.7 million or 7.3% in total assets from March 31,1998 to March 31,1999 is primarily as a result of acquisitions of real estate and development properties placed in service.

Development Operations

         Interest Expense. Interest capitalization related to construction in progress increased $1.0 million to $1.8 million for the three months ended March 31, 1999 from $0.8 million for the three months ended March 31, 1998, primarily as a result of the increase in construction dollars expended.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         Total Assets. Total assets increased $67.4 million to $115.4 million at March 31, 1999 from $48.0 million at March 31, 1998, primarily as a result of an increase in construction starts from 1998 to 1999.

Other Operations

         Operating Revenue. Operating revenue increased $0.2 million to $0.7 million for the three months ended March 31, 1999 as compared to $0.5 million for the three months ended March 31, 1998, primarily as a result of an increase in reimbursements from an affiliate related to certain services provided to the affiliates by Partnership personnel.

         Segment Expenses. Segment expenses increased $0.2 million to $1.3 million for the three months ended March 31, 1999 as compared to $1.1 million for the three months ended March 31, 1998, primarily as a result of the addition of staff necessary to implement the Partnership's business strategy.

         Interest Expense. The $1.5 million increase in the Partnership's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments.

         Other Income. Other income was comparable between periods.

         Total Assets. Total assets increased $4.4 million to $13.8 million at March 31, 1999 as compared to $9.4 million at March 31, 1998, primarily as a result of an investment in an unconsolidated partnership.

Liquidity and Capital Resources

         The Partnership's total indebtedness at March 31, 1999 was $328.0 million, of which $141.8 million, or 43.2%, bore a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness bore an effective weighted average interest rate of 8.2% at March 31, 1999 and had a weighted average term to maturity of 7.7 years. At March 31, 1999, the total book value of the Partnership's assets was $798.2 million. The Partnership's debt as a percentage of total book value of its assets was 41.1% at March 31, 1999. CarrAmerica has a $450.0 million unsecured credit facility with full borrowing capacity under which the Partnership is jointly and severally liable. The weighted average interest rate under the unsecured credit facility for the three months ended March 31, 1999 was 5.8%. Currently, the unsecured credit facility bears interest at 90 basis points over 30 day LIBOR.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures, deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During 1999, the Partnership has 596,000 square feet under leases expiring, representing 11.5% of total leased space. The Partnership expects expenditures for deferred maintenance on recently acquired properties to decrease in subsequent years as the emphasis of the Partnership's growth shifts from acquiring existing office properties to developing new properties. The Partnership anticipates that this shift from acquiring properties to developing properties will increase its need for short-term borrowings.

         The Partnership will require a substantial amount of capital for development projects currently underway and planned for the future. As of March 31, 1999, the Partnership had ten development projects underway, which are expected to require a total investment by the Partnership of $154.6 million. As of March 31, 1999, the Partnership had expended $108.3 million of these costs.

         The Partnership expects to meet these anticipated capital needs through the use of its unsecured line of credit (as described above), through advances from CarrAmerica, prudent refinancing of certain properties, targeted use of joint ventures, and from the disposition of certain properties. Currently, the Partnership has one property under contract of sale in the Dallas market. This property is expected to produce net proceeds of approximately $23.1 million. Due to the uncertainty in the disposition and related due diligence process, there can be no assurance that this sale will close or that the Partnership will achieve the expected net proceeds.

         The Partnership intends to use cash flow from operations, its unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short term and long term. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access capital. As of March 31, 1999, the Partnership had cash of $5.7 million, of which $1.0 was restricted.

         Net cash provided by operating activities was $30.0 million during the three months ended March 31,1999, compared to $43.9 million during the three months ended March 31, 1998. The decrease in net cash provided by operating activities was primarily a result of amounts due to affiliates. The Partnership's investing activities used approximately $27.2 million and $45.1 million during the three months ended March 31, 1999 and 1998, respectively. The Partnership's investment activities included the acquisition of land held for future development and additions to construction in process of approximately $32.2 million during the three months ended March 31, 1999. The Partnership's investment activities included acquisitions of rental property and land for future development and additions to construction in process of approximately $41.5 million during the three months ended March 31, 1998. Additionally, the Partnership invested approximately $0.5 million and $3.3

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

million in its existing real estate assets during 1999 and 1998. Net of distributions to the Partnership's partners, the Partnership's financing activities used net cash of $0.8 million during the three months ended March 31, 1999 compared to net cash provided of $2.9 million during the three months ended March 31, 1998. During the three months ended March 31, 1999, the Partnership's net borrowings under its unsecured credit facility were approximately $1.0 million.

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

         The Partnership is addressing its Year 2000 issues through participation in CarrAmerica's Year 2000 initiative. CarrAmerica has undertaken a comprehensive program to address the Year 2000 issue. In the second quarter of 1998, CarrAmerica expanded its program and appointed a Year 2000 Steering Committee to manage centrally its Year 2000 compliance program (known internally as "Project 2000"). The Steering Committee includes representatives of senior level management representing a wide array of the organization and is charged with overseeing CarrAmerica's comprehensive action plan designed to address Year 2000 issues.

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

         Project 2000 is organized into two areas of concentration: (i) Property Operations Embedded Systems and (ii) Internal Business Operations Technology. The Property Operations segment of the program focuses primarily on equipment and systems present in CarrAmerica's operating properties that may contain embedded microprocessor technology (such as elevators and HVAC systems). The Internal Business Operations segment focuses primarily on CarrAmerica's information technology, operating systems (such as such as billing, accounting and

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

financial reporting systems) and certain systems of CarrAmerica's major vendors and material service providers. As described below, Project 2000 involves (i) the assessment of the Year 2000 problems that may affect CarrAmerica, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with the potential failure of important and critical systems.

         Assessment. During the course of its assessment phase, CarrAmerica continues to identify substantially all of the major components of its property and business operations systems, which may be vulnerable to the Year 2000 issue. In terms of Property Operations, CarrAmerica is conducting a comprehensive inventory of all the buildings' systems and equipment. Systems were risk ranked (1-3) based upon each system's importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) are compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it is not already known by CarrAmerica. If relevant information is not contained in the existing database, the system is then identified for processing through vendor management coordinated by CTA. Vendor management involved concentrated communication with the vendor in an attempt to determine the status of a systems Year 2000 compliance and any available remedies. As of the fourth quarter of 1998, inventory of CarrAmerica's operating properties was complete. Assessment of property operations was complete as of the end of the first quarter of 1999.

         In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventorying of both core business units and all market offices was substantially completed by the end of the fourth quarter of 1998. A routine application upgrade of CarrAmerica's primary billing and accounting software was complete as of the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is Year 2000 ready, and CarrAmerica expects to test the system during the second and third quarter of 1999. In addition, during the fourth quarter of 1998 and the first quarter of 1999, CarrAmerica continued communicating with other significant hardware, software and other material services providers, requesting them to provide CarrAmerica with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with CarrAmerica. CarrAmerica expects to continue to communicate with these vendors throughout 1999.

         Remediation and Testing Phase. Based upon the results of its assessment efforts, CarrAmerica has initiated remediation and testing activities. CarrAmerica intends to complete remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of these systems is scheduled to be completed during the third quarter of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, CarrAmerica will first evaluate applications, systems and equipment. If a potential Year 2000 problem is identified, CarrAmerica will take steps to attempt to remediate the problem and, where applicable, test to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, CarrAmerica, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

         Contingency Plans. CarrAmerica has started updating contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it is in the process of continuing to identify.

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

         Costs Related to the Year 2000 Issue. As of April 30, 1999, CarrAmerica has incurred approximately $2.7 million in costs for its Year 2000 program. CarrAmerica currently estimates that it will incur additional costs, which are not expected to exceed approximately $1.9 million, to complete its Year 2000 compliance work. CarrAmerica believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized. CarrAmerica also has not yet determined the portion of these expenditures that will be allocated to the Partnership.

         Risks Related to the Year 2000 Issue. Although CarrAmerica's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on CarrAmerica's business and operations, the actual effects of the Year 2000 issue and the success or failure of CarrAmerica's efforts described above cannot be known until the year 2000. Failure by CarrAmerica and its major vendors, other material service providers and material clients to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to CarrAmerica's business) could have a material adverse effect on CarrAmerica's business, results of operations and financial condition.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each operating property owned by the Partnership as of March 31, 1999:

                                            Partnership's         Net
                                            Effective           Rentable
                                            Property              Area         Percent   # of
Property                                    Ownership       (square feet)(1)  Leased(2)  Buildings
--------                                    ---------       ----------------  ---------  ---------

Consolidated Properties
-----------------------
Southern California,
Orange County/Los Angeles:
   South Coast Executive Center                 100.0%            161,310          89.4%     2
   2600 W. Olive                                100.0             146,018         100.0      1
   Bay Technology Center                        100.0             107,481         100.0      2
Southern California,
San Diego:
   Jaycor                                       100.0             105,358         100.0      1
Northern California,
San Francisco Bay Area:
   San Mateo I                                  100.0              70,000         100.0      1
   San Mateo II and III                         100.0             141,404          99.5      2
Seattle:
   Canyon Park Commons                          100.0              95,290         100.0      1
Austin, Texas:
   Great Hills Plaza                            100.0             135,333         100.0      1
   Balcones Center                              100.0              74,978          84.3      1
   Park North                                   100.0             132,744          95.3      2
   City View Centre                             100.0             136,183         100.0      3
   Riata 4, 5, 8                                100.0             274,118          89.7      3
   Tower of the Hills                           100.0             166,099          98.1      2
   City View Center                             100.0             128,716         100.0      1
Chicago:
   Bannockburn I & II                           100.0             210,860         100.0      2
   Bannockburn IV                               100.0             108,469         100.0      1
Dallas, Texas:
   Quorum North                                 100.0             115,845          88.6      1
   Quorum Place                                 100.0             177,873          92.8      1
   Cedar Maple Plaza                            100.0             113,011          96.2      3
   Tollhill East & West                         100.0             241,487          91.5      2
   Two Mission Park                             100.0              77,731          89.9      1
   5000 Quorum                                  100.0             159,549          96.2      1
   Royal Ridge A                                100.0             144,835         100.0      1
Denver:
   Harlequin Plaza                              100.0             329,028          98.3      2
   Quebec Court I & II                          100.0             287,294         100.0      2
   Greenwood Center                             100.0              76,068          97.6      1
   Quebec Center                                100.0             106,865          92.0      3
   Panorama Corporate Center I                  100.0             100,881          98.4      1
   Panorama II                                  100.0             100,916          96.7      1
Phoenix, Arizona:
   US West                                      100.0             532,506         100.0      4
   Concord Place                                100.0             134,557          87.7      1
Salt Lake City, Utah:
   Sorenson Research Park                       100.0             285,869          99.7      5
   Wasatch Corporate Center                     100.0             178,098         100.0      3
                                                                ---------         -----     --

TOTAL CONSOLIDATED PROPERTIES:                                  5,356,774                   59
                                                                =========                   ==
WEIGHTED AVERAGE                                                                   96.8%
                                                                                  =====

(1)      Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of March 31, 1999.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         The following table sets outs a schedule of the lease expiration for leases in place at those properties owned as of March 31, 1999:

                                                        Net Rentable        Percent of Leased
                                                      Area Subject to         Square Footage
                                                      Expiring Leases         Represented by
         Year of Lease Expiration                    (square feet) (1)       Expiring Leases
         ------------------------                    -----------------       ---------------
         1999                                               596,000                 11.5%
         2000                                               445,000                  8.6
         2001                                               866,000                 16.7
         2002                                               626,000                 12.1
         2003                                               672,000                 13.0
         2004                                               584,000                 11.3
         2005                                                24,000                  0.4
         2006                                               180,000                  3.4
         2007                                               618,000                 11.9
         2008 and thereafter                                576,000                 11.1

(1)      Excludes 170,000 square feet of vacant space.

          Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------







Item 3. Quantitative and Qualitative Disclosures About Market Risk

         No material changes in the Partnership's market risk have occurred since the filing of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     Part II
OTHER INFORMATION
-----------------

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27         Financial Data Schedule

         (b)      Reports on Form 8-K


                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
      its general partner


/s/ Thomas A. Carr
-------------------------------------------------------------------------
Thomas A. Carr, President




/s/ Philip L. Hawkins
-------------------------------------------------------------------------
Philip L. Hawkins, Managing Director and Vice President




Date:    May 17, 1999

                                  Exhibit Index
                                  -------------




Exhibit         Description                                                                      Page
-------         -----------                                                                      ----


27              Financial Data Schedule




