Form 10-Q
period 1999-06-30
CARRAMERICA REALTY L P
filed 1999-08-16
CIK 1040554

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED June 30, 1999
                                           -------------

                          COMMISSION FILE NO. 000-22741
                                              ---------

                            CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           52-1976308
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)
-------------------------------                          ----------------------

                   1850 K Street, N.W., Washington, D.C. 20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)

        Registrant's telephone number, including area code (202) 729-7500
                                                           --------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of August 16, 1999:
                                   14,362,217
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                        YES   X           NO
                            -----             -----
================================================================================

                                      Index

                                                                           Page
                                                                           ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica
         Realty, L.P. and subsidiary as of June 30, 1999
         (unaudited) and December 31, 1998 ....................................4

         Condensed consolidated statements of operations of
         CarrAmerica Realty, L.P. and subsidiary for the three
         months ended June 30, 1999 and 1998 (unaudited) ......................5

         Condensed consolidated statements of operations of
         CarrAmerica Realty, L.P. for the six months ended
         June 30, 1999 and 1998 (unaudited) ...................................6


         Condensed consolidated statements of cash flows of
         CarrAmerica Realty, L.P. and subsidiary for the six
         months ended June 30, 1999 and 1998 (unaudited) ......................7

         Notes to condensed consolidated financial statements
         (unaudited).....................................................8 to 13


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................14 to 21


Item 3:  Quantitative and Qualitative Disclosures About Market
         Risk.................................................................22

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................23

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

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                    As of June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------
(In thousands)

                                                             June 30,           December 31,
                                                               1999                 1998
                                                            -----------         ------------
                                                            (unaudited)
Assets
------
Rental property:
     Land                                                    $ 114,169             107,596
     Buildings                                                 568,139             529,127
     Tenant improvements                                        44,353              35,209
     Furniture, fixtures, and equipment                            792                 665
                                                             ---------             -------
                                                               727,453             672,597
     Less - accumulated depreciation                           (45,098)            (32,546)
                                                             ---------             -------
         Total rental property                                 682,355             640,051

Land held for development                                       16,408              19,044
Construction in progress                                        74,795              70,939
Cash and cash equivalents                                        6,732               3,268
Restricted cash and cash equivalents                             1,271               1,236
Accounts and notes receivable                                   18,702              10,536
Investments                                                      4,818               8,621
Accrued straight-line rents                                      9,841               8,180
Tenant leasing costs, net                                       12,545              11,092
Deferred financing costs, net                                      295                 337
Prepaid expenses and other assets, net                           2,766               1,755
                                                             ---------             -------
                                                             $ 830,528             775,059
                                                             =========             =======

Liabilities and Partners' Capital
---------------------------------
Liabilities:
     Mortgages and notes payable                             $ 311,148             299,949
     Note payable to affiliate                                  28,775              28,996
     Accounts payable and accrued expenses                      43,627              13,920
     Rent received in advance and security deposits              6,288               5,387
                                                             ---------             -------
         Total liabilities                                     389,838             348,252

Partners' capital:
     General partner                                             4,453               4,302
     Limited partners                                          436,237             422,505
                                                             ---------             -------
         Total partners' capital                               440,690             426,807
                                                             ---------             -------
                                                             $ 830,528             775,059
                                                             =========             =======

See accompanying notes to condensed consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                             1999         1998
                                                           --------      ------
Real estate operating revenue:
     Rental revenue:
         Minimum base rent                                 $ 24,218      21,744
         Recoveries from tenants                              4,495       3,668
         Other tenant charges                                   437         189
                                                           --------      ------
             Total rental revenue                            29,150      25,601

     Cost reimbursements                                      1,204         872
                                                           --------      ------
             Total operating revenue                         30,354      26,473
                                                           --------      ------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                   6,763       6,266
         Real estate taxes                                    3,081       2,501
     Interest expense                                         4,358       4,301
     General and administrative                               1,660       1,127
     Depreciation and amortization                            7,145       5,609
                                                           --------      ------
             Total operating expenses                        23,007      19,804
                                                           --------      ------
             Real estate operating income                     7,347       6,669

Other income:
     Interest income                                            410         227
                                                           --------      ------
             Total other income                                 410         227
                                                           --------      ------

             Net income before gain (loss) on
             sale of assets                                   7,757       6,896

     Gain (loss) on sale of assets                              247         (77)
                                                           --------      ------
             Net income                                    $  8,004       6,819
                                                           ========      ======
             Net income attributable to general partner    $     80          68
                                                           ========      ======
             Net income attributable to limited partners   $  7,924       6,751
                                                           ========      ======

See accompanying notes to condensed consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                             1999         1998
                                                           --------      ------
Real estate operating revenue:
     Rental revenue:
         Minimum base rent                                 $ 47,775      41,842
         Recoveries from tenants                              8,458       6,740
         Other tenant charges                                 1,163         781
                                                           --------      ------
             Total rental revenue                            57,396      49,363

     Cost reimbursements                                      1,880       1,410
                                                           --------      ------
             Total operating revenue                         59,276      50,773
                                                           --------      ------

Real estate operating expenses:
     Property operating expenses:
         Operating expenses                                  13,527      11,499
         Real estate taxes                                    5,883       4,739
     Interest expense                                         8,616       7,752
     General and administrative                               2,980       2,268
     Depreciation and amortization                           13,949      10,726
                                                           --------      ------
             Total operating expenses                        44,955      36,984
                                                           --------      ------

             Real estate operating income                    14,321      13,789

Other income:
     Interest income                                            676         474
                                                           --------      ------
             Total other income                                 676         474
                                                           --------      ------

             Net income before gain (loss)
             on sale of assets                               14,997      14,263

     Gain (loss) on sale of assets                               64        (493)
                                                           --------      ------
             Net income                                    $ 15,061      13,770
                                                           ========      ======
             Net income attributable to general partner    $    151         138
                                                           ========      ======
             Net income attributable to limited partners   $ 14,910      13,632
                                                           ========      ======

See accompanying notes to condensed consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                                       1999                  1998
                                                                                     ---------              -------
Cash flows from operating activities:
     Net income                                                                      $  15,061               13,770
                                                                                     ---------              -------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  13,949               10,726
         (Gain) loss on sale of assets                                                     (64)                 493
         Loss on write-off of assets                                                        82                  329
       Change in assets and liabilities, net of acquisitions and dispositions:
         Increase in accounts and notes receivable                                      (8,166)                (356)
         Increase in accrued straight-line rents                                        (1,661)              (2,832)
         Additions to tenant leasing costs                                              (2,674)              (1,429)
         (Increase) in prepaid expenses and other assets                                (1,011)                (489)
         Increase in accounts payable and accrued expenses                              29,707                9,733
         Increase in rent received in advance and security deposits                        901                  234
                                                                                     ---------              -------
           Total adjustments                                                            31,063               16,409
                                                                                     ---------              -------
           Net cash provided by operating activities                                    46,124               30,179
                                                                                     ---------              -------

Cash flows from investing activities:
     Acquisition and additions to rental property                                      (47,786)             (24,576)
     Additions to land held for development                                             (3,146)             (11,024)
     Additions to construction in progress                                             (11,142)             (34,499)
     Distributions from unconsolidated partnerships                                      6,725                   --
     Contributions to unconsolidated partnerships                                       (2,922)                  --
     (Increase) in restricted cash and cash equivalents                                    (35)                (500)
     Proceeds from sales of rental property                                              5,846                   --
                                                                                     ---------              -------
           Net cash used by investing activities                                       (52,460)             (70,599)
                                                                                     ---------              -------

Cash flows from financing activities:
     Capital contributions                                                                  --               17,197
     Capital distributions                                                              (1,178)              (1,132)
     Net borrowings on unsecured line of credit                                         10,000               40,500
     Proceeds from refinance of existing mortgages                                       4,873                   --
     Repayments on notes and mortgages payable                                          (3,895)             (15,042)
     Additions to deferred financing costs                                                  --                   (5)
                                                                                     ---------              -------
           Net cash provided by financing activities                                     9,800               41,518
                                                                                     ---------              -------
           Increase in cash and cash equivalents                                         3,464                1,098
Unrestricted cash and cash equivalents, beginning of the period                          3,268                3,584
                                                                                     ---------              -------
Unrestricted cash and cash equivalents, end of the period                            $   6,732                4,682
                                                                                     =========              =======
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of
       $3,787 and $1,670 for the six months ended June 30, 1999
       and 1998, respectively                                                        $   7,964                7,728
                                                                                     =========              =======

See accompanying notes to condensed consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At June 30, 1999, the Partnership owned 63 operating properties, nine properties under development and land expected to support the future development of 944,000 square feet of office space. At December 31, 1998, the Partnership owned 59 operating properties and twelve properties under development. The properties are located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, Seattle, San Diego, San Francisco Bay Area and Orange County/Los Angeles.

                  The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at June 30, 1999 and December 31, 1998. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 87% interest in the Partnership at June 30, 1999 and December 31, 1998, and various other individuals and entities which collectively owned an approximate 12% interest in the Partnership at June 30, 1999 and December 31, 1998.

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

(2)      Mortgages and Note Payable

         The Partnership's mortgages payable and credit facility are summarized as follows (in thousands):

                                                       June 30,     December 31,
                                                         1999          1998
                                                       ---------    ------------
             Fixed rate mortgages                      $ 160,398      159,199
             Fixed rate note payable to affiliate         28,775       28,996
             Unsecured credit facility                   150,750      140,750
                                                       ---------      -------
                                                       $ 339,923      328,945
                                                       =========      =======

         Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from August 1999 through May 2017.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         CarrAmerica and the Partnership also have a $450 million unsecured credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks. The credit facility matures in August 2001. At June 30, 1999, CarrAmerica and the Partnership had $179.3 million available for draw under the credit facility.

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

         On May 24, 1996, the Partnership entered into a $30 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $28.8 million and $29.0 million at June 30, 1999 and December 31, 1998, respectively.

         The annual maturities of debt as of June 30, 1999 are summarized as follows (in thousands):

                           1999.............................      $   4,041
                           2000.............................         16,225
                           2001.............................        183,330(1)
                           2002.............................          9,907
                           2003.............................         20,643
                           2004 and Thereafter..............        105,777(2)
                                                                  ---------
                                                                  $ 339,923
                                                                  =========

                  (1) Includes $150.7 million outstanding as of June 30, 1999 under CarrAmerica's $450.0 million unsecured line of credit.
                  (2) Includes approximately $28.8 million outstanding on the
                      Partnership's loan from CarrAmerica.

         Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

(3)      Acquisition and Development Activities

         From January 1, 1999 to June 30, 1999, the Partnership acquired land for an aggregate purchase price of $3.1 million. Costs incurred during the six months ended June 30, 1999 for properties under construction were $11.1 million. As of June 30, 1999, the Partnership had 9 office properties under construction.

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

         The Partnership's operating segments performance is measured using funds from operations. Funds from operations represent net income excluding depreciation and amortization on real estate assets and gain
        (loss) on sale of assets.

         (In millions)                                              For the three months ended
                                                                           June 30, 1999
                                                      -------------------------------------------------------
                                                      Real Estate
                                                        Property      Development        Other
                                                       Operations      Operations     Operations       Total
                                                      -----------     -----------     ----------      -------
         Operating revenue.........................     $  29.2           --              1.2         $  30.4

         Segment expense...........................         9.8           --              1.7            11.5
                                                        -------        ------            ----         -------
              Net segment revenue..................        19.4           --             (0.5)           18.9

         Interest expense..........................         4.1          (2.0)            2.3             4.4

         Other income..............................        --             --              0.4             0.4
                                                        -------        ------            ----         -------

              Funds from operations................     $  15.3           2.0            (2.4)           14.9
                                                        =======        ======            ====         -------

         Adjustments:

              Depreciation and amortization........                                                      (7.1)
                                                                                                      -------

         Net income before gain (loss)
           on sale of assets.......................                                                   $   7.8
                                                                                                      =======

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         Segment Information - (Continued)
         (In millions)                                              For the three months ended
                                                                           June 30, 1998
                                                      -------------------------------------------------------
                                                      Real Estate
                                                        Property      Development        Other
                                                       Operations      Operations     Operations       Total
                                                      -----------     -----------     ----------      -------
         Operating revenue.........................     $  25.6           --              0.9         $  26.5

         Segment expense...........................         8.8           --              1.1             9.9
                                                        -------        ------            ----         -------

              Net segment revenue..................        16.8           --             (0.2)           16.6

         Interest expense..........................         4.1          (0.9)            1.1             4.3

         Other income..............................        --             --              0.2             0.2
                                                        -------        ------            ----         -------

              Funds from operations................     $  12.7           0.9            (1.1)           12.5
                                                        =======        ======            ====         -------
         Adjustments:

              Depreciation and amortization........                                                      (5.6)
                                                                                                      -------

         Net income before gain (loss)
           on sale of assets.......................                                                   $   6.9
                                                                                                      =======

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         Segment Information - (Continued)
         (In millions)                                               For the six months ended
                                                                           June 30, 1999
                                                      -------------------------------------------------------
                                                      Real Estate
                                                        Property      Development        Other
                                                       Operations      Operations     Operations       Total
                                                      -----------     -----------     ----------      -------
         Operating revenue.........................     $  57.4           --              1.9         $  59.3

         Segment expense...........................        19.4           --              3.0            22.4
                                                        -------        ------            ----         -------

              Net segment revenue..................        38.0           --             (1.1)           36.9

         Interest expense..........................         8.1          (3.8)            4.3             8.6

         Other income..............................        --             --              0.6             0.6
                                                        -------        ------            ----         -------

              Funds from operations................     $  29.9           3.8            (4.8)           28.9
                                                        =======        ======            ====         -------

         Adjustments:

              Depreciation and amortization........                                                     (13.9)
                                                                                                      -------

         Net income before gain (loss)
            on sale of assets......................                                                   $  15.0
                                                                                                      =======

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         Segment Information - (Continued)
         (In millions)                                               For the six months ended
                                                                           June 30, 1998
                                                      -------------------------------------------------------
                                                      Real Estate
                                                        Property      Development        Other
                                                       Operations      Operations     Operations       Total
                                                      -----------     -----------     ----------      -------
         Operating revenue.........................     $  49.4           --              1.4         $  50.8

         Segment expense...........................        16.2           --              2.3            18.5
                                                        -------        ------            ----         -------

              Net segment revenue..................        33.2           --             (0.9)           32.3

         Interest expense..........................         7.7          (1.7)            1.8             7.8

         Other income..............................        --             --              0.5             0.5
                                                        -------        ------            ----         -------

              Funds from operations................     $  25.5           1.7            (2.2)           25.0
                                                        =======        ======            ====         -------

         Adjustments:

              Depreciation and amortization........                                                     (10.7)
                                                                                                      -------

         Net income before gain (loss)
           on sale of assets.......................                                                   $  14.3
                                                                                                      =======

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion is based primarily on the Condensed Consolidated Financial Statements of the Partnership as of June 30, 1999 and December 31, 1998, and for the three and six months ended June 30, 1999 and 1998. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments, which are in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is impacted by acquisitions and dispositions made during 1999 and 1998. As of June 30, 1999, the Partnership owned 63 properties. Between July 1, 1998 and June 30, 1999, the Partnership acquired 2 properties, placed into service 9 properties, and disposed of 3 properties.

         The Partnership's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Real Estate Property Operations

         Operating Revenue. Total real estate property operating revenue increased $3.6 million to $29.2 million for the three months ended June 30, 1999 as compared to $25.6 million for the three months ended June 30, 1998. The Partnership experienced net growth in its rental revenue as a result of development properties placed in service which contributed approximately $1.5 million of additional rental revenue in 1999. Rental revenue from properties that were fully operational throughout both periods increased by approximately $2.1 million primarily due to increased occupancy in these properties.

         Segment Expense. Real estate property operating expenses increased $1.0 million to $9.8 million for the three months ended June 30, 1999, from $8.8 million for the three months ended June 30, 1998. The Partnership experienced net growth in its segment expense primarily as a result of development properties placed in service which contributed approximately $0.5 million of additional expense in 1999. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.5 million.

Development Operations

         Interest Expense. Interest capitalization related to construction in progress increased $1.1 million to $2.0 million for the three months ended June 30, 1999 from $0.9 million for the three months ended June 30, 1998, primarily as a result of the increase in construction dollars expended.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Other Operations

         Operating Revenue. Operating revenue increased $0.3 million to $1.2 million for the three months ended June 30, 1999 as compared to $0.9 million for the three months ended June 30, 1998, primarily as result of an increase in cost reimbursements from an affiliate for services provided.

         Segment Expenses. Segment expenses increased $0.6 million to $1.7 million for the three months ended June 30, 1999 as compared to $1.1 million for the three months ended June 30, 1998, primarily as a result of the addition of staff necessary to implement the Partnership's business strategy.

         Interest Expense. The $1.2 million increase in the Partnership's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Real Estate Property Operations

         Operating Revenue. Total real estate property operating revenue increased $8.0 million to $57.4 million for the six months ended June 30, 1999 as compared to $49.4 million for the six months ended June 30, 1998. The Partnership experienced net growth in its rental revenue as a result of development properties placed in service which contributed approximately $4.5 million of additional rental revenue in 1999. Rental revenue from properties that were fully operational throughout both periods increased by approximately $3.5 million primarily due to increased occupancy in these properties.

         Segment Expense. Real estate property operating expenses increased $3.2 million to $19.4 million for the six months ended June 30,1999, from $16.2 million for the six months ended June 30, 1998. The Partnership experienced net growth in its segment expense primarily as a result of development properties placed in service which contributed approximately $2.1 million of additional expense in 1999. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $1.1 million.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Development Operations

         Interest Expense. Interest capitalization related to construction in progress increased $2.1 million to $3.8 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998, primarily as a result of the increase in construction dollars expended.

Other Operations

         Operating Revenue. Operating revenue increased $0.5 million to $1.9 million for the six months ended June 30, 1999 as compared to $1.4 million for the six months ended June 30, 1998, primarily as a result of an increase in cost reimbursements from an affiliate for services provided.

         Segment Expenses. Segment expenses increased $0.7 million to $3.0 million for the six months ended June 30, 1999 as compared to $2.3 million for the six months ended June 30, 1998, primarily as a result of the addition of staff necessary to implement the Partnership's business strategy.

         Interest Expense. The $2.5 million increase in the Partnership's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments.

Liquidity and Capital Resources

         The Partnership's total indebtedness at June 30, 1999 was $339.9 million, of which $150.8 million, or 44.4%, bore a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness bore an effective weighted average interest rate of 8.1% at June 30, 1999 and had a weighted average term to maturity of 6.5 years. At June 30, 1999, the total book value of the Partnership's assets was $830.5 million. The Partnership's debt as a percentage of total book value of its assets was 40.9% at June 30, 1999. CarrAmerica has a $450.0 million unsecured credit facility with full borrowing capacity under which the Partnership is jointly and severally liable. The weighted average interest rate under the unsecured credit facility at June 30, 1999 was 5.9%. Currently, the unsecured credit facility bears interest at 90 basis points over 30 day LIBOR.

         The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures, and tenant related capital expenditures such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During 1999, the Partnership has 499,000 square feet under leases expiring, representing 11.5% of total leased space.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         The Partnership will require capital for development projects currently underway and planned for the future. As of June 30, 1999, the Partnership had nine development projects underway, which are expected to require a total investment by the Partnership of $154.6 million. As of June 30, 1999, the Partnership had expended $104.8 million of these costs.

         The Partnership expects to meet these anticipated capital needs through operating cash flow, the use of its unsecured line of credit, advances from CarrAmerica, refinancing of certain properties, targeted use of joint ventures, and from the disposition of certain properties. Currently, the Partnership has one property under contract of sale in the Dallas market. This property is expected to produce net proceeds of approximately $23.1 million. Due to the uncertainty in the disposition and related due diligence process, there can be no assurance that this sale will close or that the Partnership will achieve the expected net proceeds.

         The Partnership intends to use cash flow from operations, its unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short term and long term. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access additional capital. As of June 30, 1999, the Partnership had cash of $8.0 million, of which $1.3 million was restricted.

         Net cash provided by operating activities was $46.1 million during the six months ended June 30, 1999, compared to $30.2 million during the six months ended June 30, 1998. The increase in net cash provided by operating activities was primarily a result of an increase in amounts due to affiliates. The Partnership's investing activities used approximately $52.5 million and $70.6 million during the six months ended June 30, 1999 and 1998, respectively. The Partnership's investment activities included the acquisitions of rental property, additions to land held for future development and additions to construction in progress totalling approximately $62.1 million during the six months ended June 30, 1999. The Partnership's investment activities include acquisitions of rental property, additions to land held for future development and additions to construction in progress totalling of approximately $70.1 million during the six months ended June 30, 1998. Net of distributions to the Partnership's partners, the Partnership's financing activities generated net cash of 11.0 million during the six months ended June 30, 1999 compared to net cash provided of $42.7 million during the six months ended June 30, 1998. During the six months ended June 30, 1999, the Partnership's net borrowings under its unsecured credit facility were approximately $10.0 million.

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

         During the second quarter of 1998, CarrAmerica's Steering Committee engaged the independent consulting firm of Computer Technology Associates, Inc. ("CTA") to serve as the Project Manager for Project 2000. During the first quarter of 1999 and after completion of the assessment phase, CTA's role as Project Manager was modified and CarrAmerica designated two full-time employees as the Project Managers to oversee the remainder of Project 2000. As of the second quarter CarrAmerica ended its engagement of CTA and does not anticipate the need to use CTA's services during the remainder of Project 2000.

         Project 2000 is organized into two areas of concentration: (i) Property Operations Embedded Systems and (ii) Internal Business Operations Technology. The Property Operations segment of the program focuses primarily on equipment and systems present in CarrAmerica's operating properties that may contain embedded microprocessor technology (such as elevators and HVAC systems). The Internal Business Operations segment focuses primarily on CarrAmerica's information technology, operating systems (such as such as billing, accounting and financial reporting systems) and certain systems of CarrAmerica's major vendors and material service providers. As described below, Project 2000 involves (i) the assessment of the Year 2000 problems that may affect CarrAmerica, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with the potential failure of important and critical systems.

         Assessment. During the course of its assessment phase, CarrAmerica identified substantially all of the major components of its property and business operations systems that may be vulnerable to the Year 2000 issue. In terms of Property Operations, CarrAmerica conducted a comprehensive inventory of all the buildings' systems and equipment. Systems were risk ranked (1-3) based upon each system's importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) were compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it was not already known by CarrAmerica. If relevant information is not contained in the existing database, the system was then identified for processing through vendor management coordinated by CTA. Vendor management involved concentrated communication with the vendor in an attempt to determine the status of a system's Year 2000 compliance and any available remedies. As of the fourth quarter of 1998, inventory of CarrAmerica's then existing operating properties was complete. Assessment of these property operations was complete as of the end of the first quarter of 1999.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventorying of both core business units and all market offices was substantially completed by the end of the fourth quarter of 1998. A routine application upgrade of CarrAmerica's primary billing and accounting software was complete as of the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is Year 2000 ready, and CarrAmerica expects to test the system during the third quarter of 1999. In addition, CarrAmerica continued to communicate with other significant hardware, software and other material services providers and requested them to provide CarrAmerica with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with CarrAmerica. Relying upon information received from its other service providers, CarrAmerica rated providers as favorable or unfavorable as to their Year 2000 compliance. Based upon these ratings CarrAmerica is developing contingencies and identifying back up vendors in the event any significant provider should fail to be Year 2000 compliant. CarrAmerica expects to continue to communicate with these vendors throughout 1999.

         Remediation and Testing Phase. Based upon the results of its assessment efforts, CarrAmerica has initiated remediation and testing activities. CarrAmerica completed remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of these systems is scheduled to be completed during the third quarter of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, CarrAmerica first evaluates applications, systems and equipment. If a potential Year 2000 problem is identified, CarrAmerica takes steps to attempt to remediate the problem and, where applicable, tests to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, CarrAmerica, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

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

         Costs Related to the Year 2000 Issue. As of June 30, 1999, CarrAmerica has incurred approximately $4.2 million in costs for its Year 2000 program. CarrAmerica currently estimates that it will incur additional costs, which are not expected to exceed approximately $0.7 million, to complete its Year 2000 compliance work. CarrAmerica believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized. CarrAmerica also has not yet determined the portion of these expenditures that will be allocated to the Partnership.

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

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each operating property owned by the Partnership as of June 30, 1999:

                                                Partnership's            Net
                                                  Effective            Rentable                        Number
                                                  Property               Area            Percent         of
Property                                         Ownership         (square feet)(1)     Leased(2)     Buildings
--------                                         ---------         ----------------     ---------     ---------
Consolidated Properties
-----------------------
Southern California,
Orange County/Los Angeles:
   South Coast Executive Center                     100.0%              161,310            92.4%           2
   2600 W. Olive                                    100.0               146,018           100.0            1
   Bay Technology Center                            100.0               107,481           100.0            2
Southern California,
San Diego:
   Jaycor                                           100.0               105,358           100.0            1
Northern California,
San Francisco Bay Area:
   San Mateo I                                      100.0                70,000           100.0            1
   San Mateo II and III                             100.0               141,404            99.1            2
Seattle:
   Canyon Park Commons                              100.0                95,290           100.0            1
Austin, Texas:
   Great Hills Plaza                                100.0               135,333           100.0            1
   Balcones Center                                  100.0                74,978            84.6            1
   Park North                                       100.0               132,744            94.1            2
   City View Centre                                 100.0               136,183           100.0            3
   Riata 4, 5, 8                                    100.0               274,118            93.7            3
   Tower of the Hills                               100.0               166,099            97.1            2
   City View Center                                 100.0               128,716           100.0            1
   Riatta Crossing 1,3                              100.0               163,558           100.0            2
Chicago:
   Bannockburn I & II                               100.0               210,860           100.0            2
   Bannockburn IV                                   100.0               108,469           100.0            1
Dallas, Texas:
   Quorum North                                     100.0               115,821            88.7            1
   Quorum Place                                     100.0               177,873            90.1            1
   Cedar Maple Plaza                                100.0               113,011            96.4            3
   Tollhill East & West                             100.0               238,140            89.8            2
   Two Mission Park                                 100.0                77,731            89.7            1
   5000 Quorum                                      100.0               159,549            96.1            1
   Royal Ridge A & B                                100.0               247,239           100.0            2
Denver:
   Harlequin Plaza                                  100.0               329,028            98.0            2
   Quebec Court I & II                              100.0               287,294           100.0            2
   Greenwood Center                                 100.0                76,068            97.6            1
   Quebec Center                                    100.0               106,865            94.7            3
   Panorama Corporate Center I                      100.0               100,881            99.7            1
   Panorama II                                      100.0               100,916            97.3            1
Phoenix, Arizona:
   US West                                          100.0               532,506           100.0            4
   Concord Place                                    100.0               133,555            88.4            1
Salt Lake City, Utah:
   Sorenson Research Park                           100.0               285,869            99.7            5
   Wasatch Corporate Center                         100.0               178,098           100.0            3
   Wasatch Corporate Center 18                      100.0                29,884           100.0            1
                                                                      ---------           -----          ---

TOTAL CONSOLIDATED PROPERTIES:                                        5,648,247                           63
                                                                      =========                          ===
WEIGHTED AVERAGE                                                                           97.2%
                                                                                          =====

(1) Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of June 30, 1999.

          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of the Partnership
--------------------------------------------------------------------------------

         The following table sets outs a schedule of the lease expiration for leases in place at those properties owned as of June 30, 1999:

                                            Net Rentable       Percent of Leased
                                          Area Subject to        Square Footage
                                          Expiring Leases        Represented by
         Year of Lease Expiration         (square feet)(1)      Expiring Leases
         ------------------------         ----------------      ----------------
         1999                                 499,000                11.5%
         2000                                 454,000                 8.6
         2001                                 726,000                16.7
         2002                                 865,000                12.1
         2003                                 748,000                13.0
         2004                                 660,000                11.3
         2005                                 153,000                 0.4
         2006                                 180,000                 3.4
         2007                                 618,000                11.9
         2008 and thereafter                  588,000                11.1

         (1) Excludes 157,000 square feet of vacant space.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership and its affiliates or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: national and local economic, business and real estate conditions that will, among other things, affect demand for office properties, availability and creditworthiness of tenants, the level of lease rents and the availability of financing for both tenants and the Partnership, adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget), actions, strategies and performance of affiliates that the Partnership may not control, governmental actions and initiatives, and environmental/safety requirements.

            Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     No material changes in the Partnership's market risk have occurred since the filing of the Partnership's Form Annual Report on 10-K for the year ended December 31, 1998.

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


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By: CarrAmerica Realty GP Holdings, Inc.,
    its general partner


/s/ Thomas A. Carr
-----------------------------------------------------
Thomas A. Carr, President and Chief Executive Officer


/s/ Richard F. Katchuk
-----------------------------------------------------
Richard F. Katchuk, Chief Financial Officer


Date: August 16, 1999

                                  Exhibit Index
                                  -------------

Exhibit         Description                                    Page
-------         -----------                                    ----



27              Financial Data Schedule                         26