Form 10-Q
period 1999-09-30
CARRAMERICA REALTY L P
filed 1999-11-15
CIK 1040554

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20543


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 1999
                                        ------------------

                         COMMISSION FILE NO. 000-22741
                                             ---------


                            CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     52-1976308
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                  1850 K Street, N.W., Washington, D.C.  20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


      Registrant's telephone number, including area code    (202) 729-1000
                                                            --------------


                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


      Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of  November 12, 1999
                                  14,362,217
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES        X                     NO
                      ---------                     --------

                                     Index
                                     -----


                                                                          Page
                                                                          ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty, L.P.
         and subsidiary as of September 30, 1999 (unaudited) and
         December 31, 1998.................................................  4

         Condensed consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the three months ended
         September 30, 1999 and 1998 (unaudited)...........................  5

         Condensed consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the nine months ended
         September 30, 1999 and 1998 (unaudited)...........................  6

         Condensed consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary for the nine months ended
         September 30, 1999 and 1998 (unaudited)...........................  7

         Notes to condensed consolidated financial statements
         (unaudited).................................................. 8 to 13


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................... 14 to 20


Item 3:  Quantitative and Qualitative Disclosures About Market Risk........ 21


Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................. 22

                                     Part I
                                     ------


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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------
(In thousands)

                                                                                          September 30,             December 31,
                                                                                                1999                    1998
                                                                                         -----------------        -----------------
                                                                                             (unaudited)
Assets
------
Rental property:
  Land                                                                                             $119,148                $107,596
  Buildings                                                                                         597,448                 529,127
  Tenant improvements                                                                                57,657                  35,209
  Furniture, fixtures, and equipment                                                                    868                     665
                                                                                         ------------------       -----------------
                                                                                                    775,121                 672,597
  Less -- accumulated depreciation                                                                  (50,829)                (32,546)
                                                                                         ------------------       -----------------
          Total rental property                                                                     724,292                 640,051

Land held for development                                                                            17,352                  19,044
Construction in progress                                                                             13,717                  70,939
Cash and cash equivalents                                                                             9,683                   3,268
Restricted cash and cash equivalents                                                                  1,898                   1,236
Accounts and notes receivable                                                                        20,526                  10,536
Investments                                                                                           7,417                   8,621
Accrued straight-line rents                                                                          10,031                   8,180
Tenant leasing costs, net                                                                            15,451                  11,092
Deferred financing costs, net                                                                           299                     337
Prepaid expenses and other assets, net                                                                  801                   1,755
                                                                                         ------------------       -----------------
                                                                                                   $821,467                $775,059
                                                                                         ==================       =================
Liabilities and Partners' Capital
---------------------------------
Liabilities:
  Mortgages and notes payable                                                                      $299,065                $299,949
  Note payable to affiliate                                                                          28,850                  28,996
  Accounts payable and accrued expenses                                                              39,246                  13,920
  Rent received in advance and security deposits                                                      5,821                   5,387
                                                                                         ------------------       -----------------
          Total liabilities                                                                         372,982                 348,252

Partners' capital:
  General partner                                                                                     4,537                   4,302
  Limited partners                                                                                  443,948                 422,505
                                                                                         ------------------       -----------------
          Total partners' capital                                                                   448,485                 426,807
                                                                                         ------------------       -----------------
                                                                                                   $821,467                $775,059
                                                                                         ==================       =================

See accompanying notes to condensed consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                         1999                       1998
                                                                                  ------------------         ------------------
Real estate operating revenue:
   Rental revenue:
      Minimum base rent                                                                      $26,655                    $21,774
      Recoveries from tenants                                                                  3,764                      2,793
      Other tenant charges                                                                     3,294                        341
                                                                                  ------------------         ------------------
          Total rental revenue                                                                33,713                     24,908
   Cost reimbursements                                                                         1,083                        873
   Other Income                                                                                   --                        137
                                                                                  ------------------         ------------------
          Total operating revenue                                                             34,796                     25,918
                                                                                  ------------------         ------------------
Real estate operating expenses:
   Property operating expenses:
      Operating expenses                                                                       7,841                      6,597
      Real estate taxes                                                                        3,290                      2,118
   Interest expense                                                                            5,747                      4,240
   General and administrative                                                                  1,723                      1,375
   Depreciation and amortization                                                               9,916                      6,024
                                                                                  ------------------         ------------------
          Total operating expenses                                                            28,517                     20,354
                                                                                  ------------------         ------------------

          Real estate operating income                                                         6,279                      5,564

Other income:
   Interest income                                                                               498                        272
                                                                                  ------------------         ------------------
          Total other income                                                                     498                        272
                                                                                  ------------------         ------------------

          Net income before gain on sale of assets                                             6,777                      5,836

   Gain on sale of assets                                                                      1,614                      5,526
                                                                                  ------------------         ------------------

          Net income                                                                         $ 8,391                    $11,362
                                                                                  ==================         ==================

          Net income attributable to general partner                                         $    84                    $   114
                                                                                  ==================         ==================
          Net income attributable to limited partners                                        $ 8,307                    $11,248
                                                                                  ==================         ==================

See accompanying notes to condensed consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                         1999                       1998
                                                                                  ------------------         ------------------
Real estate operating revenue:
   Rental revenue:
      Minimum base rent                                                                      $74,431                    $63,616
      Recoveries from tenants                                                                 12,222                      9,533
      Other tenant charges                                                                     4,457                      1,122
                                                                                  ------------------         ------------------
          Total rental revenue                                                                91,110                     74,271
   Cost reimbursements                                                                         2,963                      2,284
   Other Income                                                                                   --                        137
                                                                                  ------------------         ------------------
          Total operating revenue                                                             94,073                     76,692
                                                                                  ------------------         ------------------
Real estate operating expenses:
   Property operating expenses:
      Operating expenses                                                                      21,368                     18,096
      Real estate taxes                                                                        9,173                      6,857
   Interest expense                                                                           14,363                     11,992
   General and administrative                                                                  4,703                      3,642
   Depreciation and amortization                                                              23,866                     16,751
                                                                                  ------------------         ------------------
          Total operating expenses                                                            73,473                     57,338
                                                                                  ------------------         ------------------

          Real estate operating income                                                        20,600                     19,354

Other income:
   Interest income                                                                             1,174                        746
                                                                                  ------------------         ------------------
          Total other income                                                                   1,174                        746
                                                                                  ------------------         ------------------

          Net income before gain on sale of assets                                            21,774                     20,100

    Gain on sale of assets                                                                     1,678                      5,033
                                                                                  ------------------         ------------------

          Net income                                                                         $23,452                    $25,133
                                                                                  ==================         ==================

          Net income attributable to general partner                                         $   235                    $   251
                                                                                  ==================         ==================
          Net income attributable to limited partners                                        $23,217                    $24,882
                                                                                  ==================         ==================

See accompanying notes to condensed consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                        1999                     1998
                                                                   ---------------        ------------------
Cash flows from operating activities:
  Net income                                                             $ 23,452                 $  25,133
                                                                   --------------         -----------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         23,866                    16,751
     Gain on sale of assets                                                (1,678)                   (5,033)
  Change in assets and liabilities, net of acquisitions
   and dispositions:
     Decrease (increase) in accounts and notes receivable                  (9,990)                    1,513
     Increase in accrued straight-line rents                               (1,851)                   (4,128)
     Additions to tenant leasing costs                                       (649)                   (1,935)
     (Increase) decrease in prepaid expenses and other assets                 819                      (423)
     Increase in accounts payable and accrued expenses                     25,417                    20,473
     Increase in rent received in advance and security deposits               434                       377
                                                                   --------------         -----------------
         Total adjustments                                                 36,368                    27,595
                                                                   --------------         -----------------
         Net cash provided by operating activities                         59,820                    52,728
                                                                   --------------         -----------------
Cash flows from investing activities:
  Acquisition and additions to rental property                             (4,460)                  (32,110)
  Additions to land held for development                                   (6,980)                  (21,638)
  Additions to construction in progress                                   (67,129)                  (82,475)
  Distributions from unconsolidated partnerships                            6,725                        --
  Contributions to unconsolidated partnerships                             (5,521)                       --
  Increase in restricted cash and cash equivalents                           (662)                  (13,716)
  Proceeds from sales of rental property                                   27,426                    32,348
                                                                   --------------         -----------------
         Net cash used by investing activities                            (50,601)                 (117,591)
                                                                   --------------         -----------------
Cash flows from financing activities:
  Capital contributions                                                        --                    18,583
  Capital distributions                                                    (1,774)                   (1,705)
  Net borrowings on unsecured line of credit                                   --                    67,500
  Proceeds from refinance of existing mortgages                             5,058                        --
  Repayments on notes and mortgages payable                                (6,088)                  (16,728)
  Additions to deferred financing costs                                        --                        (7)
                                                                   --------------         -----------------
         Net cash (used) provided by financing activities                  (2,804)                   67,643
                                                                   --------------         -----------------
         Increase in cash and cash equivalents                              6,415                     2,780
Unrestricted cash and cash equivalents, beginning of the period             3,268                     3,584
                                                                   --------------         -----------------
Unrestricted cash and cash equivalents, end of the period                $  9,683                 $   6,364
                                                                   ==============         =================

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of capitalized interest of $4,460 and $3,098 for the nine months ended September 30, 1999 and
   1998, respectively.                                                   $ 13,851                 $  12,354
                                                                   ==============         =================

See accompanying notes to condensed consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At September 30, 1999, the Partnership owned 66 operating properties (6 million square feet), four properties under development (267,000 square feet), and land expected to support the future development of 946,000 square feet of office space. At December 31, 1998, the Partnership owned 59 operating properties and twelve properties under development. The properties are located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, Seattle, San Diego, San Francisco Bay Area and Orange County/Los Angeles.

          The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at September 30, 1999 and December 31, 1998. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 87% interest in the Partnership at September 30, 1999 and December 31, 1998, and various other individuals and entities which collectively owned an approximate 12% interest in the Partnership at September 30, 1999 and December 31, 1998.

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

(2)  Mortgages and Note Payable

     The Partnership's mortgages payable and credit facility are summarized as follows (in thousands):

                                                September 30,       December 31,
                                                    1999                1998
                                                -------------       ------------
        Fixed rate mortgages                       $158,315           $159,199
        Fixed rate note payable to affiliate         28,850             28,996
        Unsecured credit facility                   140,750            140,750
                                                   --------           --------
                                                   $327,915           $328,945
                                                   ========           ========

     Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from November 2000 through May 2017.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     CarrAmerica and the Partnership also have a $450 million unsecured credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks. The credit facility matures in August 2001. At September 30, 1999, CarrAmerica and the Partnership had $169 million available for draw under the credit facility.

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

     On May 24, 1996, the Partnership entered into a $30 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $28.8 million and $29.0 million at September 30, 1999 and December 31, 1998, respectively.

     The annual maturities of debt as of September 30, 1999 are summarized as follows (in thousands):

                   1999..........................     $  2,040
                   2000..........................       16,224
                   2001..........................      173,342(1)
                   2002..........................        9,908
                   2003..........................       20,621
                   2004 and Thereafter...........      105,780(2)
                                                      --------
                                                      $327,915
                                                      ========

          (1) Includes $140.7 million outstanding as of September 30, 1999 under CarrAmerica's $450.0 million unsecured line of credit.
          (2) Includes approximately $28.8 million outstanding on the Partnership's loan from CarrAmerica.

     Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

(3)  Acquisition and Development Activities

     From January 1, 1999 to September 30, 1999, the Partnership acquired land for an aggregate purchase price of $3.4 million. Costs incurred during the nine months ended September 30, 1999 for properties under construction were $67.1 million. As of September 30, 1999, the Partnership had 4 office properties under construction.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(4)  Segment Information

     The Partnership's reportable operating segment is real estate property operations. Other business activity and operating segments that are not reportable are included in other operations.

     The Partnership's operating segments performance is measured using funds from operations. Funds from operations represent net income excluding depreciation and amortization on real estate assets and gain (loss) on sale of assets.

(In millions)                                   For the three months ended
                                                    September 30, 1999
                                           -----------------------------------
                                           Real Estate
                                             Property        Other
                                            Operations     Operations    Total
                                           -----------     ----------    -----
Operating revenue..........................   $33.7            1.1       $34.8
Segment expense............................    11.1            1.7        12.8
                                              -----         ------       -----
      Net segment revenue..................    22.6            (.6)       22.0
Interest expense...........................     1.3            4.4         5.7
Other income...............................      .2             .2          .4
                                              -----         ------       -----
      Funds from operations................   $21.5           (4.8)       16.7
                                              =====         ======       -----
Adjustments:
     Depreciation and amortization.........                               (9.9)
                                                                         -----
Net income before gain on sale of assets...                              $ 6.8
                                                                         =====

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Segment information - (continued)

(In millions)                                   For the three months ended
                                                    September 30, 1998
                                           -----------------------------------
                                           Real Estate
                                             Property        Other
                                            Operations     Operations    Total
                                           -----------     ----------    -----
Operating revenue.......................      $24.9            1.0       $25.9
Segment expense.........................        8.7            1.4        10.1
                                              -----           ----       -----
      Net segment revenue...............       16.2            (.4)       15.8
Interest expense........................        2.7            1.5         4.2
Other income............................         --             .2          .2
                                             ------           ----       -----
      Funds from operations.............      $13.5           (1.7)       11.8
                                             ======           ====       -----
Adjustments:
     Depreciation and amortization......                                  (6.0)
                                                                         -----
Net income before gain on sale
 of assets..............................                                 $ 5.8
                                                                         =====

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Segment information - (continued)

(In millions)                                   For the nine months ended
                                                    September 30, 1999
                                           ------------------------------------
                                           Real Estate
                                             Property        Other
                                            Operations     Operations    Total
                                           -----------     ----------    ------
Operating revenue.........................    $91.1            3.0       $ 94.1
Segment expense...........................     30.5            4.7         35.2
                                                              ----       ------
      Net segment revenue.................     60.6           (1.7)        58.9
Interest expense..........................      9.4            4.9         14.3
Other income..............................       .2             .9          1.1
                                              -----           ----       ------
      Funds from operations...............    $51.4           (5.7)        45.7
                                              =====           ====       ------
Adjustments:
     Depreciation and amortization........                                (23.9)
                                                                         ------
Net income before gain on sale of assets..                               $ 21.8
                                                                         ======

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Segment Information - (Continued)

(In millions)                                   For the nine months ended
                                                    September 30, 1998
                                           ------------------------------------
                                           Real Estate
                                             Property        Other
                                            Operations     Operations    Total
                                           -----------     ----------    ------
Operating revenue........................     $74.3            2.4       $ 76.7
Segment expense..........................      25.0            3.6         28.6
                                                              ----       ------
      Net segment revenue................      49.3           (1.2)        48.1
Interest expense.........................       8.6            3.4         12.0
Other income.............................        --             .8           .8
                                              -----           ----       ------
      Funds from operations..............     $40.7           (3.8)        36.9
                                              =====           ====       ------
Adjustments:
     Depreciation and amortization.......                                 (16.8)
                                                                         ------
Net income before gain on sale of
 assets..................................                                $ 20.1
                                                                         ======

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is based primarily on the Condensed Consolidated Financial Statements of the Partnership as of September 30, 1999 and December 31, 1998, and for the three and nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments, which are in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is impacted by acquisitions and dispositions made during 1999 and 1998. As of September 30, 1999, the Partnership owned 66 properties. Between October 1, 1998 and September 30, 1999, the Partnership acquired 2 properties, placed into service 11 properties, and disposed of 5 properties.

     The Partnership's reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Real Estate Property Operations

     Operating Revenue. Total real estate property operating revenue increased $8.8 million to $33.7 million for the three months ended September 30, 1999 as compared to $24.9 million for the three months ended September 30, 1998. The Partnership experienced net growth in its rental revenue as a result of development properties placed in service which contributed approximately $7.1 million of additional rental revenue in 1999. Rental revenue from properties that were fully operational throughout both periods increased by approximately $1.7 million primarily due to increased occupancy in these properties.

     Segment Expense. Real estate property operating expenses increased $2.4 million to $11.1 million for the three months ended September 30, 1999, from $8.7 million for the three months ended September 30, 1998. The Partnership experienced net growth in its segment expense primarily as a result of development properties placed in service which contributed approximately
$1.2 million of additional operating expenses in 1999. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $1.2 million.

Other Operations

     Operating Revenue. Operating revenue increased $0.1 million to $1.1 million for the three months ended September 30, 1999 as compared to $1.0 million for the three months ended September 30, 1998, primarily as a result of an increase in cost reimbursements from an affiliate for services provided.

     Segment Expenses. Segment expenses increased $0.4 million to $1.7 million for the three months ended September 30, 1999 as compared to $1.3 million for the three months ended September 30, 1998, primarily as a result of the addition of staff and other costs necessary to implement the Partnership's business strategy.

     Interest Expense. The $2.9 million increase in the Partnership's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Real Estate Property Operations

     Operating Revenue. Total real estate property operating revenue increased $16.8 million to $91.1 million for the nine months ended September 30, 1999 as compared to $74.3 million for the nine months ended September 30, 1998. The Partnership experienced net growth in its rental revenue as a result of development properties placed in service which contributed approximately $12.9 million of additional rental revenue in 1999. Rental revenue from properties that were fully operational throughout both periods increased by approximately $3.9 million primarily due to increased occupancy in these properties from 95.7% to 96.5%.

     Segment Expense. Real estate property operating expenses increased $5.5 million to $30.5 million for the nine months ended September 30, 1999, from $25 million for the nine months ended September 30, 1998. The Partnership experienced net growth in its segment expense primarily as a result of development properties placed in service which contributed approximately $4.9 million of additional expense in 1999. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.6 million.

Other Operations

     Operating Revenue. Operating revenue increased $0.6 million to $3.0 million for the nine months ended September 30, 1999 as compared to $2.4 million for the nine months ended September 30, 1998, primarily as a result of an increase in cost reimbursements from an affiliate for services provided.

     Segment Expenses. Segment expenses increased $1.1 million to $4.7 million for the nine months ended September 30, 1999 as compared to $3.6 million for the nine months ended September 30, 1998, primarily as a result of the addition of staff and other costs necessary to implement the Partnership's business strategy.

     Interest Expense. The $1.5 million increase in the Partnership's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments.

Liquidity and Capital Resources

     The Partnership's total indebtedness at September 30, 1999 was $327.9 million, of which $140.8 million, or 42.9%, bore a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness bore an effective weighted average interest rate of 8.1% at September 30, 1999 and had a weighted average term to maturity of 6.9 years. At September 30, 1999, the total book value of the Partnership's assets was $821.5 million. The Partnership's debt as a percentage of total book value of its assets was 39.9% at September 30, 1999. CarrAmerica has a $450.0 million unsecured credit facility with full borrowing capacity under which the Partnership is jointly and severally liable. The weighted average interest rate under the unsecured credit facility at September 30, 1999 was 6.1%. Currently, the unsecured credit facility bears interest at 90 basis points over 30 day LIBOR.

     The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures, and tenant related capital expenditures such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

properties. For the remainder of 1999, the Partnership has 259,000 square feet under leases expiring, representing 4.5% of total leased space.

     The Partnership will require capital for development projects currently underway and planned for the future. As of September 30, 1999, the Partnership had four development projects underway, which are expected to require a total investment by the Partnership of $36.6 million. As of September 30, 1999, the Partnership had expended $24.4 million of these costs.

     The Partnership expects to meet these anticipated capital needs through operating cash flow, the use of its unsecured line of credit, advances from CarrAmerica, refinancing of certain properties, targeted use of joint ventures, and from the disposition of certain properties. Currently, the Partnership has one property under contract of sale. This property is expected to produce net proceeds of approximately $9.2 million. Due to the uncertainty in the disposition and related due diligence process, there can be no assurance that this sale will close or that the Partnership will achieve the expected net proceeds.

     The Partnership intends to use cash flow from operations, its unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short term and long term. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access additional capital. As of September 30, 1999, the Partnership had cash of $11.6 million, of which $1.9 million was restricted.

     Net cash provided by operating activities was $59.8 million during the nine months ended September 30, 1999, compared to $52.7 million during the nine months ended September 30, 1998. The increase in net cash provided by operating activities was primarily a result of an increase in amounts due to affiliates. The Partnership's investing activities used approximately $50.6 million and $117.6 million during the nine months ended September 30, 1999 and 1998, respectively. The Partnership's investment activities included acquisitions of rental property, additions to land held for future development and additions to construction in progress totaling approximately $78.4 million during the nine months ended September 30, 1999. Similar investment activities totaled approximately $136.2 million during the nine months ended September 30, 1998. Net of distributions to the Partnership's partners, the Partnership's financing activities used net cash of $1.0 million during the nine months ended September 30, 1999 compared to net cash provided of $69.3 million during the nine months ended September 30, 1998 as a result of capital contributions of $18.5 million and net borrowings from the unsecured line of credit of $67.5 million less principal payments on debt of $16.7 million.

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

     In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventorying of both core

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

business units and all market offices was substantially completed by the end of the fourth quarter of 1998. A routine application upgrade of CarrAmerica's primary billing and accounting software was complete as of the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is Year 2000 ready, and CarrAmerica tested the system during the third quarter of 1999. In addition, CarrAmerica continued to communicate with other significant hardware, software and other material services providers and requested them to provide CarrAmerica with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with CarrAmerica. Relying upon information received from its other service providers, CarrAmerica rated providers as favorable or unfavorable as to their Year 2000 compliance. As of the third quarter of 1999, substantially all of CarrAmerica's critical service providers stated they are currently ready or will be ready before 12/31/99 for the Year 2000. Based upon these ratings CarrAmerica is developing contingencies and identifying back up vendors in the event any significant provider should fail to be Year 2000 compliant. CarrAmerica expects to continue to communicate with these vendors throughout 1999.

     Remediation and Testing Phase. Based upon the results of its assessment efforts, CarrAmerica initiated remediation and testing activities.
CarrAmerica completed remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of systems has been completed during the third quarter of 1999. The activities conducted during the remediation and testing phase were intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, CarrAmerica first evaluated applications, systems and equipment. If a potential Year 2000 problem was identified, CarrAmerica took steps to attempt to remediate the problem and, where applicable, has tested to confirm that the remediating changes were effective and will not adversely affect the functionality of that application. After the various applications, system components and equipment had undergone remediation and testing phases, CarrAmerica, where applicable, conducted integrated testing for the purpose of demonstrating functional integrated systems operations.

     Contingency Plans. CarrAmerica continues to update contingency plans to handle its most reasonably likely worst case Year 2000 scenarios. CarrAmerica completed its determination of worst case scenarios after it had received and analyzed responses to the inquiries it had made of third parties. CarrAmerica expects to complete all contingency plans by the end of the November of 1999.

     Costs Related to the Year 2000 Issue. As of September 30, 1999, CarrAmerica has incurred approximately $4.3 million in costs for its Year 2000 program. CarrAmerica currently estimates that it will incur additional costs, which are not expected to exceed approximately $0.6 million, to complete its Year 2000 compliance work. CarrAmerica believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized. CarrAmerica also has not yet made a final determination on the portion of these expenditures that will be allocated to the Partnership.

     Risks Related to the Year 2000 Issue. Although CarrAmerica's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on CarrAmerica's and the Partnership's business and operations, the actual effects of the Year 2000 issue and the success or failure of CarrAmerica's efforts described above cannot be known until the year 2000. Failure by CarrAmerica and the Partnership, their major vendors, other material service providers and material clients to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to CarrAmerica's business) could have a material adverse effect on CarrAmerica's business, results of operations and financial condition.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each operating property owned by the Partnership as of September 30, 1999:

                                                          Partnership's            Net
                                                        Effective Property    Rentable Area      Percent      Number of
Property                                                    Ownership        (square feet)(1)   Leased(2)     Buildings
--------                                                ------------------   ----------------   ---------     ---------
Consolidated Properties
-----------------------
Southern California,
Orange County/Los Angeles:
 South Coast Executive Center                                   100.0%            161,787           91.5%         2
 2600 W. Olive                                                  100.0             144,831          100.0          1
 Bay Technology Center                                          100.0             107,481          100.0          2
Southern California,
San Diego:
 Jaycor                                                         100.0             105,358          100.0          1
Northern California,
San Francisco Bay Area:
 San Mateo I                                                    100.0              70,000          100.0          1
 San Mateo II and III                                           100.0             141,404           97.9          2
Seattle:
 Canyon Park Commons                                            100.0              95,290          100.0          1
Austin, Texas:
 Great Hills Plaza                                              100.0             135,333          100.0          1
 Balcones Center                                                100.0              74,978           86.5          1
 Park North                                                     100.0             132,744           93.9          2
 City View Centre                                               100.0             136,183          100.0          3
 Riata 2, 4, 5, 8, 9                                            100.0             403,435           93.4          5
 Tower of the Hills                                             100.0             166,061           97.0          2
 City View Center                                               100.0             128,716          100.0          1
 Riata Crossing 1, 2, 3                                         100.0             265,177          100.0          3
Chicago:
 Bannockburn I & II                                             100.0             211,124          100.0          2
 Bannockburn IV                                                 100.0             108,469          100.0          1
Dallas, Texas:
 Quorum North                                                   100.0             115,801           87.9          1
 Quorum Place                                                   100.0             170,964           91.0          1
 Cedar Maple Plaza                                              100.0             113,127           96.1          3
 Two Mission Park                                               100.0              77,721           91.6          1
 5000 Quorum                                                    100.0             159,549           96.5          1
 Royal Ridge A & B                                              100.0             247,239          100.0          2
 Commons at Las Colinas 1, 3                                    100.0             380,764           97.6          2
Denver:
 Harlequin Plaza                                                100.0             329,100           93.5          2
 Quebec Court I & II                                            100.0             287,294          100.0          2
 Greenwood Center                                               100.0              76,128           97.6          1
 Quebec Center                                                  100.0             106,865           95.5          3
 Panorama Corporate Center I                                    100.0             100,881           98.1          1
 Panorama II                                                    100.0             100,916           98.2          1
Phoenix, Arizona:
 US West                                                        100.0             532,506          100.0          4
 Concord Place                                                  100.0             133,555           88.8          1
Salt Lake City, Utah:
 Sorenson Research Park                                         100.0             285,869           98.2          5
 Wasatch Corporate Center                                       100.0             178,098          100.0          3
 Wasatch Corporate Center 18                                    100.0              49,727           97.4          1
                                                                                ---------          -----         --
TOTAL CONSOLIDATED PROPERTIES:                                                  6,034,475                        66
                                                                                ---------                        ==
WEIGHTED AVERAGE                                                                                    96.8%
                                                                                                   =====

(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of September 30, 1999.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

The following table sets out a schedule of the lease expiration for leases in place at those properties owned as of September 30, 1999:

                                    Net Rentable
                              Area Subject to Expiring     Percent of Leased Square
                                       Leases               Footage Represented by
Year of Lease Expiration          (square feet) (1)             Expiring Leases
------------------------     -------------------------     ------------------------
1999                                    259,000                         4.5%
2000                                    396,000                         6.9
2001                                    608,000                        10.5
2002                                  1,036,000                        18.0
2003                                    802,000                        13.9
2004                                    773,000                        13.4
2005                                    170,000                         3.0
2006                                    168,000                         2.9
2007                                    618,000                        10.7
2008 and thereafter                     937,000                        16.2
                                      ---------
                                      5,767,000
                                      =========

(1)  Excludes 267,000 square feet of vacant space.

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

                                    Part II

OTHER INFORMATION
-----------------

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

          10.1 Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of August 31, 1999 by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Carr Realty, L.P., Morgan Guaranty Trust Corporation and the other banks listed therein (incorporated by reference to Exhibit 10.1 of CarrAmerica Realty Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
     its general partner


/s/ Thomas A. Carr
------------------------------------------------
Thomas A. Carr, President and
Chief Executive Officer



/s/ Richard F. Katchuk
------------------------------------------------
Richard F. Katchuk, Chief Financial Officer



Date:  November 15, 1999

                                 Exhibit Index
                                 -------------


Exhibit  Description                                                        Page
-------  -----------                                                        ----


27       Financial Data Schedule                                             25