Form 10-K405
period 1999-12-31
CARRAMERICA REALTY L P
filed 2000-03-30
CIK 1040554

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For fiscal year ended December 31, 1999

                                       OR

  | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

                         Commission file Number 0-22741


                            CARRAMERICA REALTY, L.P.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                   52-1976308
             --------                                   ----------
   (State or other Jurisdiction or         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

         1850 K Street, N.W.
           Washington, D.C.                                20006
           ----------------                                -----
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, Including area code:  (202) 729-7500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: Units of Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 27, 2000, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed) the aggregate market value of the 1,679,241 units of partnership Interest held by non-affiliates of the registrant was approximately $35.1 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $20.8750 on the New York Stock Exchange composite tape on such date.

                                     PART 1

Item 1.  BUSINESS

General

CarrAmerica Realty, L.P., a Delaware limited partnership (the "Partnership"), was organized in March 1996, and its activities include the acquisition, development, ownership and operation of office properties primarily in select growth markets across the United States. The Partnership's portfolio, as of December 31, 1999, consisted of (i) 66 operating properties containing approximately 6.1 million rentable square feet of space located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, San Diego, Seattle, San Francisco Bay area and Orange County/Los Angeles (the "Properties"), (ii) four properties under construction that will contain approximately 0.4 million square feet of office space, and (iii) land that is expected to support the future development of up to 1.0 million square feet of office space. The Properties owned as of December 31, 1999 were 97.0% leased as of that date. Each of the Properties is wholly owned by the Partnership.

The Partnership is managed indirectly by CarrAmerica Realty Corporation, a Maryland corporation (together with its subsidiaries, including the Partnership, "CarrAmerica"). CarrAmerica indirectly serves as the sole general partner of the Partnership and indirectly owned approximately 88% of the units of partnership interest ("Units") in the Partnership as of December 31, 1999. CarrAmerica is a real estate investment trust (a "REIT") for federal income tax purposes and its shares of common stock, $.01 par value per share ("Common Stock"), are listed on the New York Stock Exchange under the symbol "CRE."

CarrAmerica is a fully integrated, self-administered and self-managed REIT that focuses primarily on the acquisition, development, ownership and operation of office properties in select growth markets across the United States. As of December 31, 1999, CarrAmerica owned a greater than 50% interest in a portfolio of 271 operating office properties, and 22 properties under construction. These 271 operating properties contain an aggregate of approximately 23 million square feet of net rentable area and the 22 properties under construction will contain approximately 1.3 million square feet. The operating properties owned by CarrAmerica as of December 31, 1999 were 97.4% leased as of that date, with
approximately 2,000 tenants.   For more complete information regarding
CarrAmerica, see CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 CarrAmerica 10-K").

CarrAmerica and its predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 37 years. In November 1995, CarrAmerica announced a strategic alliance with a wholly-owned subsidiary of Security Capital U.S. Realty (together with Security Capital U.S. Realty, "SC-USREALTY"), a European real estate operating Company which owns strategic positions in selected real estate companies in the United States. As of December 31, 1999, SC-USREALTY owned approximately 42.8% of the outstanding common stock of CarrAmerica.

CarrAmerica organized and administers the Partnership as a means of acquiring, developing, owning and operating certain properties within its portfolio. All of the Partnership's properties, as well as its financial condition and results of operations, are reported as part of the consolidated properties, financial condition and results of operations of CarrAmerica. The Partnership is required to report separately by means of this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because it is the guarantor of certain publicly held debt of CarrAmerica. As of December 31, 1999, approximately 24% of the total assets of CarrAmerica were owned by the Partnership or its subsidiaries.

The Partnership is capitalized through the issuance of Units. CarrAmerica, through its wholly-owned subsidiary, CarrAmerica Realty GP Holdings, Inc., a Delaware corporation ("GP Holdings"), serves as the sole general partner of the Partnership and owned a 1% general partner interest (in the form of Units) in the Partnership as of December 31, 1999. In addition, CarrAmerica, through its wholly owned subsidiary, CarrAmerica Realty LP Holdings, Inc., a Delaware corporation ("LP Holdings"), owned an approximate 87% limited partnership interest (in the form of Units) in the Partnership as of December 31, 1999. The remaining Units are owned by persons who received such Units in connection with the contribution to the Partnership of interests in certain Properties. The Partnership has 110 employees, including 85 on-site employees.

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

The Partnership's major segment of operation includes real estate property operations. Real estate property operations include the ownership of commercial real estate. Such operations comprise approximately 97% of the Partnership's revenues and approximately 92% of the Partnership's assets. The Partnership's investment in development operations represents approximately 3% of the Partnership's assets.

Real Estate Property Operations

Core Markets. CarrAmerica continues to focus its development activities within its 14 core markets in the United States, which generally possess strong long-term growth characteristics. Within these markets, CarrAmerica is targeting specific submarkets in which (i) operating costs for businesses are relatively low, (ii) long-term population and job growth generally are expected to exceed the national average, (iii) large, well-educated employment pools exist, and
(iv) barriers to entry exist for new supplies of office space. CarrAmerica has established a local presence in each of its target markets through its investment activity and through relationships established by its experienced Market Managing Directors. CarrAmerica's core markets include the following:
Atlanta, Austin, Chicago, Dallas, Denver, Boca Raton (Florida), Orange County/Los Angeles, Phoenix, Portland (Oregon), Salt Lake City, San Diego, San Francisco Bay Area, Seattle and metropolitan Washington, D.C.

CarrAmerica has established for each of its identified 14 core markets a set of general guidelines and physical characteristics to evaluate investment opportunities. All investment decisions are driven by real estate research, focusing on variables such as composition of economic base rate, and composition of job growth and office space supply and demand fundamentals.

As of December 31, 1999, the distribution of the Partnership's real estate property operations (on a net rentable square foot basis) was as follows: 52% in its Central region, primarily in Austin, Dallas and Chicago; 34% in its Mountain region, primarily in Denver, Salt Lake City and Phoenix; and 14% in its Pacific region, primarily in Seattle, and the California markets of San Mateo, Orange County, Los Angeles and San Diego.

Operating Property Acquisitions. In November 1995, CarrAmerica implemented a major initiative to acquire operating office properties in order to establish the operating platform for its national business strategy. Between January 1, 1996 and October 31, 1998, CarrAmerica acquired 302 operating properties containing approximately 20.3 million square feet resulting in an approximate 550% increase in the total square footage of operating properties in which CarrAmerica has a majority interest. These properties were acquired for an aggregate purchase price of approximately $2.5 billion. Since October 1998, CarrAmerica has not been focused on acquisitions as a catalyst for growth.

National Operating System.   As part of its business strategy, CarrAmerica has
developed and will continue to enhance a national operating system to provide nationally coordinated customer service, marketing and development. CarrAmerica's national operating system consists of three components: (i) a Market Managing Director Group, currently consisting of 10 Market Managing Directors focused on developing and maintaining strong local relationships with CarrAmerica's customers and the brokerage community and identifying investment opportunities for CarrAmerica; (ii) a National Services Group, which is dedicated to marketing CarrAmerica's office space to a targeted list of companies; and (iii) a National Development Group, conducted through an affiliate, which is responsible for developing office properties, build-to-suit facilities and business parks. CarrAmerica's national operating system is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. CarrAmerica believes that through its existing portfolio of operating properties, property development opportunities and land acquired and currently held for future development, CarrAmerica can generate incremental demand through the relocation and expansion needs of many of its customers, both within a single core market and in multiple core markets.

Market Managing Director Group. The Market Managing Director Group currently consists of 10 Market Managing Directors who cover the 14 core markets in which CarrAmerica currently owns properties. These Market Managing Directors are responsible for maximizing the performance of CarrAmerica's properties in their markets and ensuring that the needs of CarrAmerica's customers are consistently being met. Because they meet with CarrAmerica's customers on a regular basis, Market Managing Directors are cognizant of and responsive to customers' relocation or expansion needs. The Market Managing Directors have extensive knowledge of local conditions in their respective markets and, therefore, are invaluable in identifying attractive investment opportunities in their markets. In addition, through their contact with customers, Market Managing Directors are well positioned to help the National Services Group identify customers with new build-to-suit and multi-market requirements.

National Services Group. The Company established the National Services Group in 1997. This group is responsible for marketing CarrAmerica's properties, build-to-suit capabilities and the national scope of CarrAmerica's operations to a targeted list of major corporate users. The National Services Group acts as a primary point of contact for national customers, coordinating all of the office space CarrAmerica offers and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

National Development Group. The National Development Group is responsible for developing office properties, build-to-suit facilities and business parks. CarrAmerica's development team of over 40 professionals consisting of architects, engineers and construction professionals located across the United States who have an average of over 15 years of experience developing office properties. This team of development professionals oversees every aspect of CarrAmerica's land planning, building design, construction and development of office properties, ensuring that all projects meet the same high standards and uniform specifications in building design and systems. CarrAmerica believes that the National Development Group's expertise has given CarrAmerica a competitive edge in marketing its facilities and services to customers.

Asset Optimization. As a component of its business strategy, CarrAmerica may dispose of assets that become inconsistent with its long-term strategic or return objectives or where market conditions for disposition are favorable. CarrAmerica then redeploys the proceeds of dispositions into other office properties (utilizing tax-deferred exchanges where possible). Consistent with this strategy, CarrAmerica disposed of 63 properties during 1999, containing approximately 3.8 million square feet for approximately $500.0 million in value. CarrAmerica recognized a gain of $54.8 million in conjunction with these transactions. CarrAmerica also may consider disposing of additional properties or interests in properties, some of which may be significant. CarrAmerica, however, has agreed with SC-USREALTY to use its reasonable efforts to dispose of properties through tax-deferred exchanges (and CarrAmerica also is subject to other similar restrictions with respect to certain properties acquired by the Partnership and Carr Realty, L.P.), which may limit its flexibility in effecting dispositions. In addition, tax laws applicable to REITs restrict CarrAmerica's ability to dispose of certain properties.

Development Operations

Development of office properties is an important component of CarrAmerica's growth strategy as attractive acquisition opportunities diminish due to the influx of capital into the office property market. CarrAmerica believes that long-term investment returns resulting from properties it develops generally will exceed those from properties it acquires, without the assumption of significantly increased investment risks. CarrAmerica minimizes its development risk by employing extensively trained and experienced development personnel, by avoiding the assumption of entitlement risk in conjunction with land acquisitions and by entering into guaranteed maximum price (GMP) construction contracts with seasoned and credible contractors. Most importantly, CarrAmerica carefully analyzes the supply and demand characteristics of a core market before commencing inventory development in the market. In general, CarrAmerica will only undertake inventory development (which excludes properties under construction that have been substantially pre-leased) in markets with strong real estate fundamentals, and then CarrAmerica generally will construct office buildings attractive to a wide range of office users. CarrAmerica's research-driven development program enables it to tailor its development activities in each core market, from inventory development, to build-to-suit projects, to holding land for future development. During 1999, CarrAmerica placed in service approximately 3.3 million square feet of office properties. The total cost of these development properties was $530.0 million and CarrAmerica expects that the first year stabilized unleveraged return of these properties will be 11.4%. As of December 31, 1999, CarrAmerica had approximately 1.3 million square feet of office space in 22 development projects underway which are expected to require a total investment by CarrAmerica of approximately $200.1 million. As of December 31, 1999, $116.0 million or 58.0% of the total expected investment, had been expended.

CarrAmerica believes that having a significant land inventory to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates, barriers to entry for new supplies of office space and increasing rental rates. In addition to its portfolio of operating properties and projects currently under development, CarrAmerica owned or controlled, as of December 31, 1999, land in 10 of its core markets that is expected to support future development of up to 4.5 million square feet.

Risk Factors

For a discussion of certain risks associated with an investment in CarrAmerica and the Partnership, see "Item 1-Business The Company-Risk Factors" in the 1999 CarrAmerica 10-K, which information is hereby incorporated by reference.

Financing Activity

The Partnership entered into a joint venture with J.P. Morgan & Co. to purchase and develop 1201 F Street in downtown Washington, D.C. J.P. Morgan & Co. has become a 65% joint venture partner in the partnership that owns the property and has committed to provide its pro-rata share of the required expected capital of $71.8 million. In addition, Bank of America and Mass Mutual have provided or agreed to provide construction financing and permanent financing for this project.

During the second quarter of 1999, the Partnership refinanced one loan totaling $15.0 million at a rate of 7.13% secured by two properties located in Orange County, California, which resulted in net proceeds to the Partnership of $4.9 million.

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

Item 2.  PROPERTIES

General. As of December 31, 1999, the Partnership owned 66 operating office properties ranging from two to 12 stories each, located in 10 target markets across the United States. As of December 31, 1999, the Partnership also owned four office properties under development. Except as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Partnership has no immediate plans to renovate its operating office properties other than for routine capital maintenance. The Partnership believes its properties are adequately covered by insurance. The Partnership believes that, as a result of CarrAmerica's national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of office properties, the Partnership will continue to be able to identify and consummate acquisition and development opportunities and to operate its portfolio more effectively than competitors without such capabilities. The Partnership, however, competes in many of its core markets with other real estate operators, some of which may have been active in such markets for a longer period than the Partnership.

The following table sets forth certain information about each operating property owned by the Partnership as of December 31, 1999:


                                                                           Average
                                                                Total       Base
                                            Net               Annualized    Rent
                                          Rentable               Base        Per
                                            Area                Rent(3)    Leased
                                # of      (square    Percent      (in      Square
Property                       Buildings  feet)(1)  Leased(2)  thousands)  Foot(4)  Significant Tenants(5)
--------                       ---------  --------  ---------  ----------  -------  ----------------------
Consolidated Properties
-----------------------
Southern California,
Orange County/Los Angeles:
 South Coast Executive Center      2       161,787       89.6       3,216    22.19   State Compensation Insurance Fund (33%)
 2600 W. Olive                     1       144,831      100.0       3,685    25.44   The Walt Disney Company (89%)
 Bay Technology Center             2       107,481      100.0       1,393    12.96   AMRESCO (100%)

San Diego:
    Jaycor                         1       105,358      100.0       1,762    16.73   Jaycor, Inc. (100%)

Northern California,
San Francisco Bay Area:
 San Mateo I                       1        70,000      100.0       2,562    36.60   Franklin Resources (100%)
 San Mateo II and III              2       141,404       98.9       4,464    31.92   Women.com Networks (38%),
                                                                                     Franklin Resources, Inc. (30%)
Seattle:
 Canyon Park Commons               1        95,290      100.0       1,342    14.08   Safeco Insurance Company of America (100%)

Austin:
 Great Hills Plaza                 1       135,333      100.0       2,637    19.49   Empire Funding (74%), Blue Cross (12%)
 Balcones Center                   1        74,978       76.2         880    15.40   Medianet (29%)
 Park North                        2       132,744       96.5       2,129    16.62   CSC Continuum Inc. (28%),
                                                                                     Brent Rauht Engineering, Inc. (26%)
 City View Centre                  3       136,183      100.0       2,357    17.31   Holt, Rinehart & Winston (48%),
                                                                                     Money Star Communications (47%)
 Riata 2, 4, 5, 6, 8, 9            6       519,313       98.9       8,004    15.59   Lucent Technologies (35%), Janus Capital
                                                                                     Corporation (28%), Pervasive Software (13%)
 Tower of the Hills                2       166,034       96.7       2,784    17.34   Texas Guaranteed Student (65%)
 City View Center                  1       128,716      100.0       2,073    16.10   IXC Communications, Inc. (100%)
 Riata Crossing 1, 2, 3            3       265,177      100.0       4,993    18.83   EDS (100%)

Chicago:
 Bannockburn I & II                2       210,257       88.8       2,804    15.01   IMC Global (38%), Deutsche Credit
                                                                                     Corporation. (12%)
 Bannockburn IV                    1       108,469      100.0       1,678    15.47   Open Text (35%), Abbott Laboratories (13%),
                                                                                     NY Life Insurance (10%)

Dallas:
 Quorum North                      1       116,044       88.4       1,953    19.03   Digital Matrix Systems (20%), HQ Dallas
                                                                                     Quorum North (17%)
 Quorum Place                      1       178,210       97.5       3,130    18.00   VHASouthwest, Inc. (22%), Objectspace (11%)
 Cedar Maple Plaza                 3       113,127       95.6       2,138    19.78   Avreafoster, Inc. (10%)
 Two Mission Park                  1        77,710       96.9       1,201    15.94   Macromedia, Inc. (33%), Bland Garvey and
                                                                                     Taylor (18%)
 5000 Quorum                       1       159,712       96.8       2,830    18.31   Decision Consultants, Inc. (10%)
 Royal Ridge A & B                 2       247,239      100.0       4,457    18.03   GTE North, Inc. (59%),
                                                                                     Cendant Operations (16%),
                                                                                     Capital One Services, Inc. (15%)
 Commons at Las Colinas 1, 3       2       380,764      100.0       9,380    24.64   Nokia (100%)

                                                                           Average
                                                                Total       Base
                                            Net               Annualized    Rent
                                          Rentable               Base        Per
                                            Area                Rent(3)    Leased
                                # of      (square    Percent      (in      Square
Property                       Buildings  feet)(1)  Leased(2)  thousands)  Foot(4)  Significant Tenants(5)
--------                       ---------  --------  ---------  ----------  -------  ----------------------
Denver:
 Harlequin Plaza                   2       329,100       88.6       4,848    16.62  Travelers Insurance (23%),
                                                                                    Bellco First Federal Credit Union (13%),
                                                                                    Regis University (11%)
 Quebec Court I                    1       130,000      100.0       2,014    15.50  Time Warner Communications (100%)
 Quebec Court II                   1       157,294      100.0       2,162    13.75  Tele-Communications, Inc. (100%)
 Quebec Center                     3       106,865       98.3       1,732    16.49  Gordon Gumeson & Associates (13%),
                                                                                    Walberg & Dagner (11%)
 Panorama Corporate Center I       1       100,881       93.2       1,901    20.22  AT&T Corporation (70%),
                                                                                    Sprint Spectrum, LP (11%)
 Panorama II                       1       100,916      100.0       2,147    21.28  Hartford Fire Insurance Company (38%),
                                                                                    3COM Corporation (18%),
                                                                                    Toyota Motor Credit Corporation (13%),
                                                                                    Archstone Communities (12%)
Phoenix:
 US West                           4       532,506      100.0       8,795    16.52   US West Business Resources (100%)
 Concord Place                     1       133,555       78.8       2,276    21.63   Peacock, Hislop, Staley & Given (16%)

Salt Lake City:
 Sorenson Research Park            5       285,869       99.7       3,436    12.06   Convergys Customer Management Group (46%),
                                                                                     Datachem Laboratories, Inc. (20%),
                                                                                     Intel Corporation (14%),
                                                                                     ITT Educational Services (12%)
 Wasatch Corporate Center          3       178,231      100.0       2,129    11.95   Advanta Financial Corporation (28%),
                                                                                     Achieve Global, Inc. (23%),
                                                                                     Fonix Corporation. (14%),
                                                                                     Tenfold Corporation (14%),
                                                                                     Musicians Friend, Inc. (12%)
 Wasatch Corporate Center 18       1        49,886       98.2         710    14.50   Citrix Systems (51%),
                                                                                     Western Aggregates, Inc. (38%),
                                                                                     Sprint Paranet, Inc. (10%)
                                   -     ---------      -----    --------   ------

TOTAL CONSOLIDATED PROPERTIES:    66     6,081,264               $106,002
                                  --     ---------               --------
WEIGHTED AVERAGE                                         97.0%              $17.97
                                                        -----               ------

______________
(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of December 31, 1999.
(3) Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents,
     (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations, and (iv) parking rents.
(4) Calculated as total annualized base rent divided by net rentable area leased.
(5) Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).

Occupancy, Average Rentals and Lease Expirations. As of December 31, 1999, 97.0% of the aggregate net rentable square footage in the Partnership's 66 operating office properties was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for office and retail space combined for the past three years at each of the dates indicated:


                                              Average
                         Percent          Annualized Rent          Number of
                        Leased at           Per Leased            Consolidated
   December 31,         Year End          Square Foot (1)          Properties
------------------   ---------------   ---------------------   -----------------
      1999                 97.0%               $20.76                  66
      1998                 96.8                 19.33                  59
      1997                 96.4                 17.10                  53

_____________________
(1) Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.

     The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1999 in each of the next ten years beginning with 2000 and thereafter for the Partnership's 66 operating office properties, assuming that no tenants exercise renewal options:


                                  Net              Annual           Percent of
                 Number of    Rentable Area       Base Rent        Total Annual
                  Tenants      Subject to          Under            Base Rent
     Year           With        Expiring          Expiring         Represented
   of Lease       Expiring      Leases(1)          Leases          by Expiring
  Expiration       Leases     (square feet)    (in thousands)         Leases
--------------------------------------------------------------------------------
2000                 103         384,536           $10,009              9.4%
2001                 106         637,541            10,211              9.6
2002                 113       1,111,192            21,409             20.2
2003                  99         720,627            12,309             11.6
2004                  79         909,959            16,281             15.4
2005                   4         225,435             2,607              2.5
2006                  11         168,334             2,530              2.4
2007                  14         650,603            10,468              9.9
2008                  23         442,472             6,703              6.3
2009                   6         567,569            12,278             11.6
2010 and thereafter    6          80,713             1,197              1.1

______________________
(1) Excludes approximately 182,000 square feet of space that was vacant as of December 31, 1999.

Mortgage Financing. As of December 31, 1999, certain of the Partnership's 66 operating office properties were subject to fixed rate mortgage indebtedness in an aggregate principal amount of $185.1 million. The Partnership's fixed rate mortgage debt bears an effective weighted average interest rate of 8.08% and a weighted average maturity of 6.6 years (assuming loans callable before maturity are called as early as possible). Certain information regarding fixed rate mortgage indebtedness is set forth in the table below as of December 31, 1999:



                                                                                                                      Estimated
                                                                                                                       Balance
                                                                 Principal                     Annual Debt             Due at
                                                                  Balance        Maturity       Service               Maturity
Property                                       Interest Rate   (in thousands)     Date       (in thousands)        (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Quorum Place                                       6.99%           $  7,450      11/15/00                $   665        $ 7,326 (1)
Bannockburn I & II                                 9.52              18,595       8/31/01                  2,801         16,840 (1)
Quorum North                                       8.27               6,465      12/10/01                    640          6,247 (1)
Jaycor                                             8.96              12,199        2/1/03                  1,657         10,206 (1)
Canyon Park Commons                                9.13               5,405       12/1/04                    714          4,043 (1)
US West                                            7.92              48,251       12/1/05                  9,915             --
Concord Place                                      7.75               7,509        1/1/06                    725          6,420 (1)
Wasatch Corporate Center                           8.15              12,458        1/2/07                  1,220         10,539 (1)
2600 West Olive                                    6.75              19,152        1/1/09                  1,293         19,152 (1)
South Coast Executive Center                       7.13              15,000       6/10/09                  1,069         12,660 (1)
Harlequin Plaza and Quebec Court I & II (2)        8.50              28,545       5/31/11                  2,899         19,586 (1)
Sorenson Research Park                             7.75               2,488        7/1/11                    328             --
Sorenson Research Park                             8.88               1,608        5/1/17                    182             --
                                               ----------        -----------      -------              ----------
Total                                              8.08%           $185,125                              $24,108
                                               ==========        ===========                           ==========

____________________
(1)  Currently prepayable at the rates stated in the loan documents.
(2)  Payable to CarrAmerica.


For additional information regarding the Partnership's office properties and its operations, see "Item 1, Business."

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Units. As of December 31, 1999, there were 30 holders of record of Units. As of December 31, 1999, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 1999, there were no Units that were being, or have been publicly proposed to be, publicly offered by the Partnership.

Each Unit held by persons other than GP Holdings or LP Holdings is (subject to certain holding period limitations) redeemable for cash equal to the value of a share of common stock of CarrAmerica or, at the option of GP Holdings, common stock of CarrAmerica on a one-for-one basis. For a presentation of the high and low trading prices of CarrAmerica's common stock for the last two years, see "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters" in the 1999 CarrAmerica 10-K, which information is hereby incorporated by reference.

The Partnership has made regular quarterly distributions of $0.4625 per Class A Unit throughout 1999 and 1998, and $0.4375 per Class A Unit during 1997. The distributions are prorated where appropriate to reflect ownership of Units for less than the full period to which such distribution relates. The Partnership's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of GP Holdings, its sole general partner, out of any funds legally available for that purpose.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for the Partnership as of and for the years ended December 31, 1999, 1998, 1997, and the period ending December 31, 1996.

The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K and the financial statements and notes thereto included in this Form 10-K.

                                                                                                                March 6, 1996
                                                    Year Ended         Year Ended         Year Ended         (date of inception)
                                                 December 31, 1999  December 31, 1998  December 31, 1997  through December 31, 1996
                                                 -----------------  -----------------  -----------------  -------------------------
                                                                  (amounts in thousands except Other Data)
Operating Data:
 Real estate operating revenue                              $  127,330         $  104,614         $   60,469         $  13,376
 Real estate operating expenses:
  Property operating expenses                                   41,344             34,167             25,804             6,546
  Interest expense                                              20,545             16,508              6,792             1,475
  General and administrative expenses                            6,239              6,365              3,473               680
  Depreciation and amortization                                 32,820             23,877             13,146             3,148
 Real estate operating income                                   26,382             23,697             11,254             1,527
 Net income                                                     31,814             32,869             16,693             1,556
 Cash distributions paid to Unit holders                         2,277              2,277              1,124             2,050
Balance Sheet Data (at period end):
 Real estate, before accumulated depreciation               $  815,967         $  762,580         $  624,085           238,073
 Total assets                                                  829,199            779,615            636,568           241,217
 Mortgages and notes payable                                   325,875            328,945            241,715            51,744
 Total Unit holders' (partners') capital                       456,344            426,807            377,632           180,933
Other Data (at period end):
 Number of properties                                               66                 59                 53                25
 Square footage                                              6,081,000          5,356,000          4,730,000         2,295,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the Consolidated Financial Statements of the Partnership as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998 and 1997. The comparability of the periods is impacted by acquisitions and dispositions made during 1999, 1998 and 1997. The Partnership owned 53 properties by December 31, 1997, 59 properties by December 31, 1998, and 66 properties by December 31, 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Partnership's reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations.


RESULTS OF OPERATIONS - 1999 TO 1998

Real Estate Property Operations

Operating Revenue. Total real estate operating revenue increased $22.5 million, or 22.3%, to $123.5 million for 1999 as compared to $101.0 million for 1998. The Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed approximately $17.5 million of additional rental revenue in 1999. Rental revenue from properties that were fully operational throughout both periods increased by approximately $5.0 million primarily due to lease termination fees and increased occupancy in these properties from 96.1% to 96.3%.

Segment Expense. Real estate property operating expenses increased $7.1 million to $41.3 million in 1999 from $34.2 million in 1998. The Partnership experienced net growth in its segment expense primarily as a result of property acquisitions, and development properties placed in service, which together contributed approximately $5.2 million of additional expense in 1999. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $1.9 million.

Interest Expense. Interest expense increased $1.0 million primarily due to the full year effect on interest expense of properties acquired during 1998.

Other Operations

Operating Revenue. Operating revenue increased $0.2 million to $3.8 million for 1999 as compared to $3.6 million for 1998, primarily as a result of an increase in cost reimbursements from an affiliate for services provided.

Segment Expenses. Segment expenses remained at $6.3 million for 1999.

Interest Expense. The $3.0 million increase in the Partnership's interest expense is primarily related to a $44.0 million increase in average outstandings under the CarrAmerica revolving line of credit resulting from acquisitions completed in 1998 and development expenditures in 1998 and 1999.

RESULTS OF OPERATIONS - 1998 TO 1997

Real Estate Property Operations

Operating Revenue. Total real estate operating revenue increased $43.2 million, or 74.7%, to $101.0 million for 1998 as compared to $57.8 million for 1997. The Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed approximately $39.1 million of additional rental revenue in 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $4.1 million primarily due to increased occupancy in these properties.

Segment Expense. Real estate property operating expenses increased $8.4 million to $34.2 million in 1998 from $25.8 million in 1997. The Partnership experienced net growth in its segment expense primarily as a result of property acquisitions, and development properties placed in service, which together contributed approximately $7.7 million of additional expense in 1998. The Partnership also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.7 million.

Interest Expense. Interest increased $5.9 million due to the acquisition of properties during 1998 which were subject to existing mortgage debt.

Other Operations

Operating Revenue. Operating revenue increased $.9 million to $3.6 million for 1998 as compared to $2.7 million for 1997, primarily as a result of an increase in cost reimbursements from an affiliate for services provided.

Segment Expenses. Segment expenses increased $2.8 million, to $6.3 million for 1998 as compared to $3.5 million for 1997, primarily as a result of the addition of staff necessary to implement the Partnership's business strategy.

Interest Expense. The $3.8 million increase in the Partnership's interest expense is primarily related to borrowings on CarrAmerica's line of credit necessary to fund acquisitions and development commitments.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's total indebtedness at December 31, 1999 was $325.9 million, of which $140.8 million, or 43.2%, bore a LIBOR-based floating interest rate or Federal Funds rate. The Partnership's mortgage payable fixed rate indebtedness bore an effective weighted average interest rate of 8.1% at December 31, 1999 and had a weighted average term to maturity of 6.6 years. At December 31, 1999, the Partnership's total assets were $829.2 million. The Partnership's debt as a percentage of total assets was 39.3% at December 31, 1999. CarrAmerica has a $450.0 million unsecured credit facility, of which $103.3 million was available for draw as of December 31, 1999 under which the Partnership is jointly and severally liable. The weighted average interest rate under the unsecured credit facility for 1999 was 6.5%. Currently, the unsecured credit facility bears interest at 90 basis points over LIBOR.

The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During 2000, the Partnership has 384,536 square feet of leases expiring, representing 6.5% of total leased space.

The Partnership will require capital for development projects currently underway and planned for in the future. As of December 31, 1999, the Partnership had four development properties under construction, which are expected to require a total investment by the Partnership of $66.4 million. As of December 31, 1999, the Partnership had expended $27.7 million of these costs.

The Partnership intends to use cash flow from operations, CarrAmerica's unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations, the payment of distributions in both the short term and long term. Management believes that the Partnership will have access to the capital resources necessary to expand and develop its business. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access additional capital. Current market conditions make CarrAmerica's traditional sources of such capital, the equity and public debt markets, currently unattractive. CarrAmerica believes that the alternative sources, namely refinancings, joint ventures and asset dispositions, will provide it with the necessary capital until such time as the equity and public debt markets improve. However, there can be no assurance that such an improvement will occur in the near term. If CarrAmerica is not able to access capital at attractive rates and the Partnership is not able to meet its cash requirements through its traditional means, it may have to rely on working capital advances from CarrAmerica at a time when CarrAmerica's cost of capital causes such advances to be made at unattractive rates. As of December 31, 1999, the Partnership had cash of $10.5 million, of which $2.2 million was restricted.

Net cash provided by operating activities was $71.8 million during 1999, compared to $45.1 million during 1998. The increase in net cash provided by operating activities was primarily a result of an increase in amounts due to affiliates. The Partnership's investing activities used approximately $61.4 million and $128.0 million during 1999 and 1998, respectively. The Partnership's investment activities included the acquisitions of rental property, additions to land held for future development and additions to construction in progress totaling approximately $89.6 million during 1999, as compared to $183.2 million during 1998. Additionally, the Partnership invested approximately $8.0 million and $19.3 million in its existing real estate assets during 1999 and 1998, respectively. Net of distributions to the Partnership's partners, the Partnership's financing activities used net cash of $3.1 million and provided net cash of $84.9 million during 1999 and 1998, respectively.

The Partnership's distributions are paid quarterly. Amounts accumulated for distribution are primarily invested by the Partnership in short-term investments that are collateralized by securities of the United States Government or certain of its agencies.

YEAR 2000 COMPLIANCE

          The Year 2000 issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000, with the result being business interruptions due to computer system failures by CarrAmerica's software or hardware or by government entities, service providers and vendors.

          With the assistance of a consulting firm and CarrAmerica's Steering Committee, CarrAmerica completed its assessment of the exposure to Year 2000 issue and successfully remediated areas of exposure. As of December 31, 1999, CarrAmerica had incurred approximately $2.75 million in costs for its Year 2000 program. CarrAmerica currently estimates that it will incur additional costs, which are not expected to exceed $0.1 million, to complete its Year 2000 compliance work. To the date of this report, CarrAmerica has not encountered any significant business interruptions or material adverse financial consequences related to the Year 2000 issue. However, there can be no assurances that CarrAmerica will not encounter material business interruptions or adverse financial consequences subsequent to the date of this report.

ACQUISITION AND DEVELOPMENT ACTIVITY

The following is a discussion of the Partnership's acquisition and development activity during 1999. A more detailed discussion can be found in "Item 1. Business--Recent Developments".

During 1999, the Partnership acquired two parcels of land for an aggregate purchase price of $3.4 million that is expected to support the development of approximately 321,000 square feet.

As of December 31, 1999, the Partnership had four office properties under construction: approximately 114,000 square feet in its Mountain region and approximately 286,000 square feet in its Central region. $38.7 million is expected to be expended for completion of these four properties.

Costs incurred during 1999 for all properties being constructed were $83.1 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Increases in interest rates would increase the Partnership's interest expense, which would adversely affect cash flow. As of December 31, 1999, the Partnership has $140.8 million outstanding under its line of credit that bears interest at a floating rate and $185.1 million of additional fixed rate mortgage debt. These mortgage loans mature at various times through 2017. This amount includes a $28.5 million note due to CarrAmerica which matures in 2011.

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

If the market rates of interest on the Partnership's variable rate debt change by 10% (or approximately 56 basis points) the Partnership's interest expense would change by approximately $0.8 million, assuming the amount outstanding under the variable rate facility remains at $140.8 million, the balance at December 31, 1999. Furthermore, book value of this variable interest credit facility approximates market value at December 31, 1999.

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

2000.............................       $ 16,249
2001.............................         32,584
2002.............................          9,910
2003.............................         20,601
2004.............................         15,574
2005 & thereafter ...............         90,207
                                        --------
                                        $185,125
                                        ========

Assuming the repayments of fixed rate mortgages and the note to CarrAmerica are made in accordance with the terms and conditions of the respective mortgages and the note, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair value of the Partnership's fixed rate debt by approximately $5.7 million. The fair market value of the fixed rate debt instruments at December 31, 1999 was $190.2 million.

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

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. The Partnership is managed by GP Holdings, as the sole general partner of the Partnership. The following table sets forth certain information with respect to the directors and executive officers of GP Holdings:

Name                  Age  Positions and Offices Held
----                  ---  -----------------------------------------------

Thomas A. Carr......   41  President and Director
Philip L. Hawkins...   44  Executive Vice President, and Director
Richard F. Katchuk..   53  Executive Vice President, CFO and Treasurer,
                             and Director

CarrAmerica is the sole stockholder of GP Holdings. The additional information required by this item with respect to directors and executive officers of CarrAmerica and GP Holdings is hereby incorporated by reference to the material appearing under the heading "Election of Directors (Proposal 1)," in CarrAmerica's definitive proxy statement for the annual meeting of its stockholders to be held on May 4, 2000 (the "1999 CarrAmerica Proxy Statement") and under the headings "Item 1. Business-The Company-Directors of the Company" and "-Executive Officers and Certain Key Employees of the Company," in the 1999 CarrAmerica 10-K, which information is hereby incorporated by reference.

Item 11.  EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers. The Partnership is managed by GP Holdings, as the sole general partner of the Partnership. GP Holdings has not paid any compensation to its directors or officers. CarrAmerica is the sole stockholder of GP Holdings. The information required by this item with respect to CarrAmerica's executive officers is hereby incorporated by reference to the material appearing in the 1999 CarrAmerica Proxy Statement under the heading "Executive Compensation", which information is hereby by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 9, 2000, regarding the beneficial ownership of Units by each person known by the Partnership to be the beneficial owner of more than five percent of the Partnership's outstanding Units. As of March 9, 2000, no director or executive officer of GP Holdings or CarrAmerica beneficially owned any Units. Each entity named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

Name and Business                         Number of     Percent of
Address of Beneficial Owner                 Units        Units (1)
--------------------------------------  --------------  -----------
CarrAmerica Realty Corporation........  12,694,202 (2)     88.4%
CarrAmerica Realty LP Holdings, Inc...  12,550,582         87.4%
 1850 K Street, N.W.
 Washington, D.C.  20006

___________________
(1) Based on 14,362,972 Units outstanding as of March 9, 2000.
(2) Includes 12,550,582 Units held by LP Holdings and 143,622 Units held by GP Holdings, each of which is a wholly owned subsidiary of CarrAmerica.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of the office properties owned by the Partnership. During 1999, 1998 and 1997, respectively, the Partnership incurred management fees of $3.8 million, $3.0 million and $1.9 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses the Partnership for certain services the Partnership's personnel provide to CARSI. These reimbursements amounted to $3.5 million and $2.9 million in 1999 and 1998, respectively. CarrAmerica Development, Inc.("CADI"), also reimbursed the Partnership $0.3 million in 1998 and $0.7 million in 1997 for certain services the Partnership provided to CADI.

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

          10.2 Third Amended and Restated Credit Agreement, dated August 27, 1998, by and among CarrAmerica, Carr Realty, L.P., the Partnership, Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank,
               N.A., Wells Fargo Bank, National   Association, Bank of America
               National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.1 to CarrAmerica's Annual Report on Form 10-Q for the quarter ended September 30, 1998).

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

          21.1 List of Subsidiaries.

          23.1 Consent of KPMG LLP, dated March 30, 2000.

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

          99.3 "Item 1-Business-The Company-Risk Factors," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1999.

          99.4 "Item 5-Market for Registrant's Common Equity & Related Stockholder Matters," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1999.

          99.5 "Election of Directors (Proposal 1)," from CarrAmerica's Proxy Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 2000 Annual Meeting of Stockholders.

          99.6 "Item 1-Business-The Company-Directors of the Company," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1999.

          99.7 "Item 1-Business-The Company-Executive Officers and Certain Key Employees of the Company," from CarrAmerica's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

          99.8 "Executive Compensation," from CarrAmerica's Proxy
               Statement to be delivered to CarrAmerica's stockholders in connection with CarrAmerica's 2000 Annual Meeting of Stockholders.

      (b)  Reports on Form 8-K

          None

      (c)  Exhibits

          The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

      (d)  Financial Statements

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 29, 2000.

                         CARRAMERICA REALTY, L.P.
                         a Delaware limited partnership

                         By:  CarrAmerica Realty GP Holdings, Inc. General
                              Partner

                         By:  /s/ THOMAS A. CARR
                              ---------------------

                              Thomas A. Carr
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 29, 2000.

     Signature                         Title
     ---------                         -----

 /s/ THOMAS A. CARR                President and Director
 ------------------------
   Thomas A. Carr


 /s/ PHILIP L. HAWKINS             Executive Vice President and Director
 ---------------------
   Philip L. Hawkins


 /s/ RICHARD F. KATCHUK            Executive Vice President, CFO
 ------------------------           and Treasurer, and Director
   Richard F. Katchuk

                            CARRAMERICA REALTY, L.P.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

  The following Consolidated Financial Statements and Schedule of CarrAmerica Realty, L.P. and Subsidiary and the Independent Auditors' Reports thereon are attached hereto:

CARRAMERICA REALTY, L.P. AND SUBSIDIARY
     Consolidated Balance Sheets as of December 31, 1999 and 1998.......   F-2
     Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997..............................   F-3
     Consolidated Statements of Partners' Capital for the Years Ended
          December 31, 1999, 1998 and 1997..............................   F-4
     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997..............................   F-5
     Notes to Consolidated Financial Statements.........................   F-6
     Independent Auditors' Report.......................................   F-14

FINANCIAL STATEMENT SCHEDULE

     Independent Auditors' Report.......................................   S-1
     Schedule III:  Consolidated Real Estate and Accumulated
          Depreciation as of December 31, 1999 for CarrAmerica
          Realty, L.P. and Subsidiary...................................   S-2

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
          Consolidated Balance Sheets As of December 31, 1999 and 1998 (In thousands)

                                                           December 31,       December 31,
                                                              1999                1998
                                                           ------------       ------------
Assets
Rental property:
  Land                                                         $120,333            107,596
  Buildings                                                     602,552            529,127
  Tenant improvements                                            63,324             35,209
  Furniture, fixtures, and equipment                              1,036                665
                                                               --------           --------
                                                                787,245            672,597
  Less - accumulated depreciation                               (57,733)           (32,546)
                                                               --------           --------
   Total rental property                                        729,512            640,051

Land held for development                                        13,084             19,044
Construction in progress                                         15,638             70,939
Cash and cash equivalents                                         8,309              3,268
Restricted cash and cash equivalents                              2,180              1,236
Accounts and notes receivable                                    21,514             10,536
Due from affiliates                                                  --              4,556
Investments                                                       9,917              8,621
Accrued straight-line rents                                      11,949              8,180
Tenant leasing costs, net of accumulated amortization
 of $4,466 in 1999 and $1,924 in 1998                            15,898             11,092
Deferred financing costs, net of accumulated amortization
 of $67 in 1999 and $14 in 1998                                     286                337
Prepaid expenses and other assets, net of accumulated
 depreciation and amortization of $394 in 1999 and
 $211 in 1998                                                       912              1,755
                                                               --------           --------
                                                               $829,199            779,615
                                                               ========           ========
Liabilities and Partners' Capital
Liabilities:
 Mortgages and notes payable                                   $297,330            299,949
 Note payable to affiliate                                       28,545             28,996
 Accounts payable and accrued expenses                           16,131             18,476
 Due to affiliates                                               24,615                 --
 Rent received in advance and security deposits                   6,234              5,387
                                                               --------           --------
  Total liabilities                                             372,855            352,808

Partners' capital:
  General partner                                                 4,620              4,302
  Limited partners                                              451,724            422,505
                                                               --------           --------
  Total partners' capital                                       456,344            426,807

Commitments and Contingencies
                                                               $829,199            779,615
                                                               ========           ========


See accompanying notes to consolidated financial statements

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
  Consolidated Statements of Operations for the Years Ended December 31, 1999,
                                 1998 and 1997
(In thousands)

                                                                   1999             1998             1997
                                                                -----------      -----------      ----------
Real estate operating revenue:
Rental revenue:
     Minimum base rent                                             $101,830           86,800          48,487
  Recoveries from tenants                                            16,450           12,670           8,043
  Other tenant charges                                                5,220            1,518           1,232
                                                                   --------         --------        --------
       Total rental revenue                                         123,500          100,988          57,762
                                                                   --------         --------        --------
       Real estate service revenue                                       --              160              --
  Cost reimbursements                                                3,830             3,466           2,707
                                                                   --------         --------        --------
       Total revenue                                                127,330          104,614          60,469
                                                                   --------         --------        --------

Real estate operating expenses:
  Property operating expenses:
     Operating expenses                                              29,427           24,972          19,102
     Real estate taxes                                               11,917            9,195           6,702
  Interest expense                                                   20,545           16,508           6,792
  General and administrative                                          6,239            6,365           3,473
  Depreciation and amortization                                      32,820           23,877          13,146
                                                                   --------         --------        --------
  Total operating expenses                                          100,948           80,917          49,215
                                                                   --------         --------        --------

            Real estate operating income                             26,382           23,697          11,254

Other operating income:
  Interest income                                                     1,620              982              372
  Gain on sale of assets                                              3,804            8,190            5,067
  Equity in earnings of unconsolidated partnerships                       8               --               --
                                                                   --------         --------        ---------

             Net income                                            $ 31,814           32,869           16,693
                                                                   ========         ========        =========

             Net income attributable to general partner            $    318              329              167
                                                                   ========         ========        =========
             Net income attributable to limited partners           $ 31,496           32,540           16,526
                                                                   ========         ========        =========



See accompanying notes to consolidated financial statements

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
 Consolidated Statements of Partners' Capital For the Years Ended December 31,
                              1999, 1998 and 1997
(In thousands)

                                               General Partner                 Limited Partners
                                             ------------------    ---------------------------------------
                                                CarrAmerica           CarrAmerica
                                                 Realty GP            Realty  LP           Other Limited
                                               Holdings, Inc.        Holdings, Inc.           Partners           Total
                                             ------------------    ------------------    -----------------    ------------
Partners' capital at December 31, 1996             $  1,809               161,014               18,110          $180,933

Capital contributions                                 1,811               153,351               25,968           181,130
Capital distributions                                    --                    --               (1,124)           (1,124)
Net income                                              167                14,312                2,214            16,693
                                                   --------              --------             --------          --------

Partners' capital at December 31, 1997             $  3,787               328,677               45,168          $377,632

Capital contributions                                   186                18,397                   --            18,583
Capital distributions                                    --                    --               (2,277)           (2,277)
Net income                                              329                28,426                4,114            32,869
                                                   --------              --------             --------          --------

Partners' capital at December 31, 1998             $  4,302               375,500               47,005          $426,807

Redemption and purchase of units                         --                 2,213               (2,213)               --
Capital distributions                                    --                    --               (2,277)           (2,277)
Net income                                              318                27,558                3,938            31,814
                                                   --------              --------             --------          --------

Partners' capital at December 31, 1999             $  4,620               405,271               46,453          $456,344
                                                   ========              ========             ========          ========



See accompanying notes to consolidated financial statement

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
                                 1998 and 1997

(In thousands)

                                                                                      1999          1998          1997
                                                                                   ----------    ----------    ----------
Cash flows from operating activities:

  Net income                                                                        $  31,814        32,869        16,693
                                                                                   ----------    ----------    ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     32,820        23,877        13,146
     Gain on sale of assets                                                            (3,804)       (8,190)       (5,067)
     Change in assets and liabilities, net of dispositions:
        Decrease (increase) in receivables                                            (10,978)        1,221        (9,869)
        Increase in accrued straight-line rents                                        (3,769)       (5,269)       (2,584)
        Additions to tenant leasing costs                                              (2,614)       (2,531)       (3,981)
        Decrease (increase) in prepaid expenses and other assets                          660           533        (1,991)
        Increase (decrease) in accounts payable and accrued expenses                   (2,345)        5,885         8,150
        Increase (decrease) in due to/from affiliates                                  29,171        (5,942)       (1,388)
        Increase in rent received in advance and security deposits                        847         2,143         1,919
        Other                                                                              30           465           148
                                                                                   ----------    ----------    ----------
         Total adjustments                                                             40,018        12,192        (1,517)
                                                                                   ----------    ----------    ----------
         Net cash provided by operating activities                                     71,832        45,061        15,176
                                                                                   ----------    ----------    ----------
Cash flows from investing activities:
  Additions to rental property                                                         (8,042)      (19,284)       (9,892)
  Acquisitions of rental property                                                          --       (33,864)     (196,295)
  Additions to land held for future development                                        (6,431)      (22,193)      (10,049)
  Additions to construction in progress                                               (83,138)     (127,162)      (56,761)
  Investments in unconsolidated partnerships                                           (1,296)       (8,621)           --
  Decrease (increase) in restricted cash and cash equivalents                            (944)          264        (1,500)
  Proceeds from disposition of rental property and land
     held for development                                                              38,409        82,842        64,045
                                                                                   ----------    ----------    ----------
         Net cash used by investing activities                                        (61,442)     (128,018)     (210,452)
                                                                                   ----------    ----------    ----------
Cash flows from financing activities:
  Capital contributions                                                                    --        18,583       155,162
  Net borrowings on unsecured line of credit                                               --        85,250        53,500
  Repayments on notes and mortgages payable                                            (7,975)      (18,565)       (1,647)
  Disposition of mortgage payable from sale of rental property                             --            --        (9,508)
  Proceeds from refinancing of existing mortgages                                       4,905            --            --
  Additions to deferred financing costs                                                    (2)         (351)           --
  Capital distributions                                                                (2,277)       (2,277)       (1,124)
                                                                                   ----------    ----------    ----------
         Net cash provided (used) by financing activities                              (5,349)       82,640       196,383
                                                                                   ----------    ----------    ----------
         Increase (decrease) in cash and cash equivalents                               5,041          (317)        1,107
Cash and cash equivalents, beginning of the period                                      3,268         3,585         2,478
                                                                                   ----------    ----------    ----------
Cash and cash equivalents, end of the period                                            8,309         3,268         3,585
                                                                                   ==========    ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest (net of capitalized interest of $5,177 in 1999, $4,894      $ 19,642        17,003         6,210
   in 1998 and $2,909 in 1997)
                                                                                   ==========    ==========    ==========

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

See accompanying notes to consolidated financial statements

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Description of Business and Summary of Significant Accounting Policies

   (a)  Business

CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At December 31, 1999, the Partnership owned 66 operating properties and four properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at December 31, 1999. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 87% interest in the Partnership at December 31, 1999, and various other individuals and entities which collectively owned an approximate 12% interest in the Partnership at December 31, 1999.

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

   Base building. ................................  30 to 50 years
   Building components. ..........................  7 to 20 years
   Tenant improvements. ..........................  Terms of the leases or useful lives, whichever is
                                                    shorter
   Furniture, fixtures and equipment. ............  5 to 15 years

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

The Partnership reviews its rental property to determine the point at which the asset is under contract for sale, with contingencies waived and nonrefundable earnest money posted. If an asset is subject to these conditions, the asset is reclassified to "Assets available for sale" and depreciation is discontinued.

   (d)  Development Property

Land held for development and construction in progress are carried at cost. Specifically identifiable direct and indirect, development, construction and external acquisition costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies - (Continued)

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

   (g)  Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; accounts and notes receivable; accounts payable and accrued expenses. See note 2 for fair value information for mortgages and notes payable.

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

   (i)  Income and Other Taxes

No provision has been made for federal and state income taxes because each partner reports his or her share of the Partnership's taxable income or loss and any available tax credits on his or her income tax return.

   (j)  Cash Equivalents

For the purposes of reporting cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

   (k)  Stock Option Plan

The Partnership is a participant in the CarrAmerica 1997 stock option and incentive plan. CarrAmerica and the Partnership accounted for their option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expenses would be recorded only if the market price of the underlying unit or stock, on the date of grant, exceeded the exercise price.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

(1) Description of Business and Summary of Significant Accounting Policies - (Continued)

   (l) Segment Operations

The Partnership has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FASB No. 131"), which establishes standards for the way that a public business enterprise reports information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers.

The Partnership operates in one reportable business segment: real estate operations. All corporate business activities and operating segments that are not reportable are classified as Other Operations.

   (m) Reclassifications

Certain reclassifications of the prior years' amounts have been made to conform to the current period's presentation.

(2)  Mortgages Payable and Notes Payable

The Partnership's mortgages payable and credit facility are summarized as follows (in thousands):

                                                         December 31,                  December 31,
                                                            1999                          1998
                                                         ------------                  ------------
Fixed rate mortgages                                         $156,580                      $159,199
Fixed rate note payable to affiliate                           28,545                        28,996
Unsecured credit facility                                     140,750                       140,750
                                                         ------------                  ------------
                                                             $325,875                      $328,945
                                                         ============                  ============

Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from November 2000 through May 2017. The weighted average interest rate of mortgages payable was 8.1% and 8.2%, at December 31, 1999 and 1998, respectively.

CarrAmerica and the Partnership also have a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York, as agent for a group of banks. The credit facility matures in August 2001. At December 31, 1999, the credit facility bore interest, as selected by CarrAmerica, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). CarrAmerica has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR rate. At December 31, 1999, CarrAmerica and the Partnership had $103.3 million available for draw under the credit facility.

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

The Partnership has a $30.0 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $28.5 million and $29.0 million, at December 31, 1999 and December 31, 1998, respectively.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

(2)  Mortgages Payable and Notes Payable - (Continued)

The annual maturities of debt as of December 31, 1999 are summarized as follows (in thousands):

2000 .................................................         $    16,249
2001 .................................................             173,334 (1)
2002 .................................................               9,910
2003 .................................................              20,601
2004 .................................................              15,574
2005 & thereafter ....................................              90,207 (2)
                                                               -----------
                                                               $   325,875
                                                               ===========

__________________

(1) Includes $140.8 million outstanding as of December 31, 1999 under CarrAmerica's $450.0 million unsecured line of credit.
(2) Includes approximately $26.9 million outstanding on the Partnership's loan agreement with CarrAmerica.

Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

Based on the borrowing rates available to the Partnership for fixed rate mortgages payable with similar terms and average maturities, the estimated fair value of the Partnership's mortgages and note payable to affiliate at December 31, 1999 and 1998 was approximately $190.2 million and $195.4 million, respectively. The fair market value of the unsecured credit facility approximates book value.

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

The following Units were outstanding:

                                                                      December 31,         December 31,          December 31,
                                                                         1999                 1998                  1997
                                                                    ---------------      ---------------        --------------
Class A Units ....................................................          959,684              950,111               950,111
Class B Units ....................................................       12,683,731           12,584,630            11,916,673
Class C Units ....................................................          431,674              539,593               539,593
Class D Units ....................................................          271,363              271,363               271,363
Class E Units ....................................................           16,520               16,520                16,520
                                                                    ---------------      ---------------        --------------
                                                                         14,362,972           14,362,217            13,694,260
                                                                    ===============      ===============        ==============

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

(4)  Lease Agreements

The following table summarizes future minimum base rent to be received under noncancelable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 1999 (in thousands):


                                                                Percentage of
                                                  Future         Total Space
                                                  Minimum       Under Leases
                                                   Rent           Expiring
                                               ------------     ------------
2000 ........................................      $ 97,189              6.5%
2001 ........................................        92,730             10.8
2002 ........................................        81,587             18.8
2003 ........................................        60,422             12.2
2004 ........................................        46,276             15.4
2005 and thereafter .........................       115,570             36.3
                                                   --------
                                                   $493,774
                                                   ========


The leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.


(5)  Transactions With Affiliates

CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of the office properties owned by the Partnership. During 1999, 1998 and 1997, respectively, the Partnership incurred management fees of $3.8 million, $3.0 million and $1.9 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses the Partnership for certain services the Partnership personnel provide to CARSI. These reimbursements amounted to $3.5 million and $2.9 million in 1999 and 1998, respectively. CarrAmerica Development, Inc.("CADI"), also reimbursed the Partnership $0.3 million in 1998 and $0.7 million in 1997 for certain services the Partnership provided to CADI.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

(6)  Gain on Sale of Assets

The Partnership has disposed of assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds of the sales were primarily redeployed into other office properties (utilizing tax-deferred exchanges where possible). The Partnership disposed of three operating office properties in 1999, three properties in 1998 and four properties in 1997. The Partnership recognized gains totaling $3.8, $8.2 and $5.1 million on these dispositions during 1999, 1998 and 1997, respectively.

(7)  Commitments and Contingencies

At December 31, 1999, the Partnership is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows.

The Partnership participates in CarrAmerica's 401(k) plan for employees. The Partnership matches 50% of employee contributions up to the first 4% of an employee's pay and will make a base contribution of 3% of pay for participants who remain employed on December 31 (the end of the plan year). Partnership contributions to the plan are subject to a five-year graduated vesting schedule. Partnership contributions to the plan amounted to $201 thousand in 1999, $73 thousand in 1998, and $41 thousand in 1997.

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

During 1999, 1998 and 1997, the Partnership has unconditionally guaranteed unsecured notes by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes is $625.0 million as of December 31, 1999. These notes are in the form of $150 million of 6.625% notes due in 2000, $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007 and $100 million of 6.875% notes due in 2008. The notes due in 2000, 2005 and 2008 were issued in 1998. The notes due in 2004 and 2007 were issued in 1997. CarrAmerica's senior unsecured notes contain various covenants with which CarrAmerica must comply, including but not limited to: limits on the aggregate amount of indebtedness CarrAmerica may have outstanding on a consolidated basis; limits on the aggregate amount of secured indebtedness CarrAmerica may have outstanding on a consolidated basis; and, limits on CarrAmerica's required debt service payments.

(8)  Acquisition and Development Activities

During 1999, the Partnership did not acquire any operating properties. However, the Partnership incurred $83.1 million for properties under construction. At December 31, 1999, there were four properties under construction.

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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY

(9) Quarterly Financial Information (unaudited)

The following is a summary of quarterly results of operations for 1999 and 1998 (in thousands):

                                                           First              Second              Third             Fourth
1999                                                      Quarter            Quarter             Quarter            Quarter
----                                                  --------------      --------------      -------------      ------------
Real estate operating revenue .....................       $28,922            $30,354             $34,796            $33,258
Real estate operating income ......................         6,974              7,347               6,279              5,782
Net income ........................................         7,057              8,004               8,391              8,362

1998
----
Real estate operating revenue .....................        24,300             26,473              25,918             27,923
Real estate operating income ......................         7,120              6,669               5,564              4,344
Net income ........................................         6,951              6,819              11,362              7,737




(10) Investment in Unconsolidated Partnership

The Partnership owns a 35% interest in a development operation through an unconsolidated partnership. This investment commenced in 1998. The condensed financial information for the unconsolidated partnership is as follows:

  (in thousands)

Balance Sheet                                                     December 31,                December 31,
-------------                                                        1999                        1998
                                                               ----------------            ----------------
Assets
Rental property, net .......................................            $47,134                     $22,213
Cash and cash equivalents ..................................                372                      18,456
Other assets ...............................................                994                       1,667
                                                               ----------------            ----------------
                                                                        $48,500                     $42,336
                                                               ================            ================
Liabilities and Partners' Capital
Liabilities:
  Notes payable ............................................            $18,500                     $18,350
  Other liabilities ........................................                 78                         313
                                                               ----------------            ----------------
     Total liabilities .....................................             18,578                      18,663
Partners' capital ..........................................             29,922                      23,673
                                                               ----------------            ----------------
                                                                        $48,500                     $42,336
                                                               ================            ================
Statement of Operations                                                  1999                         1998
-----------------------                                        ----------------            ----------------
Revenue ....................................................            $    --                     $    --
Other expenses .............................................                 --                         197
                                                               ----------------            ----------------
  Net loss .................................................            $    --                     $  (197)
                                                               ================            ================

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  (11) Segment Information

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

(In millions)                                                                    As of and for the year ended
                                                                                        December 31, 1999
                                                            ------------------------------------------------------------------
                                                                 Real Estate
                                                                   Property
                                                                  Operations           Other Operations            Total
                                                            --------------------     -------------------      ----------------
Operating revenue ...................................                     $123.5                     3.8                $127.3
Segment expense .....................................                       41.3                     6.3                  47.6
                                                            --------------------     -------------------      ----------------
  Net segment revenue ...............................                       82.2                    (2.5)                 79.7
Interest expense ....................................                       12.8                     7.7                  20.5
Other income ........................................                        0.2                     1.1                   1.3
                                                            --------------------     -------------------      ----------------
  Funds from operations .............................                      $69.6                    (9.1)                 60.5
                                                            ====================     ===================
Adjustments to net income:
  Depreciation and amortization .....................                                                                    (32.5)
  Gain on sale of assets ............................                                                                      3.8
                                                                                                              ----------------
Net income                                                                                                              $ 31.8
                                                                                                              ================
Total assets ........................................                     $766.2                    63.0                $829.2
Expenditures for long-lived assets ..................                     $  8.9                    88.9                $ 97.8

(In millions)                                                                    As of and for the year ended
                                                                                        December 31, 1998
                                                            ------------------------------------------------------------------
                                                                 Real Estate
                                                                   Property
                                                                  Operations           Other Operations            Total
                                                            --------------------     -------------------      ----------------
Operating revenue .................................                       $101.0                     3.6                $104.6
Segment expense .................................                           34.2                     6.3                  40.5
                                                            --------------------     -------------------      ----------------
  Net segment revenue ......................................                66.8                    (2.7)                 64.1
Interest expense ...........................................                11.8                     4.7                  16.5
Other income ........................................                        0.2                     0.8                   1.0
                                                            --------------------     -------------------      ----------------
  Funds from operations ......................                            $ 55.2                    (6.6)                 48.6
                                                            ====================     ===================
Adjustments to net income:
  Depreciation and amortization ............                                                                             (23.9)
  Gain on sale of assets ...................................                                                               8.2
                                                                                                              ----------------
Net income                                                                                                              $ 32.9

Total assets ...............................................              $667.2                   112.4                $779.6
Expenditures for long-lived assets .........................              $ 84.8                   149.4                $234.2

(In millions)                                                                    As of and for the year ended
                                                                                        December 31, 1997
                                                            ------------------------------------------------------------------
                                                                 Real Estate
                                                                   Property
                                                                  Operations           Other Operations            Total
                                                            --------------------     -------------------      ----------------
Operating revenue .................................                       $ 57.8                     2.7                $ 60.5
Segment expense .................................                           25.8                     3.5                  29.3
                                                            --------------------     -------------------      ----------------
  Net segment revenue ......................................                32.0                    (0.8)                 31.2
Interest expense ...........................................                 5.9                     0.9                   6.8
Other income ........................................                        0.1                     0.2                   0.3
                                                            --------------------     -------------------      ----------------
  Funds from operations ......................                            $ 26.2                    (1.5)                 24.7
                                                            ====================     ===================
Adjustments to net income:
  Depreciation and amortization ............                                                                             (13.1)
  Gain on sale of assets ...................................                                                               5.1
                                                                                                              ----------------
Net income                                                                                                              $ 16.7
                                                                                                              ================
Total assets ...............................................              $592.2                    44.4                $636.6
Expenditures for long-lived assets .........................              $383.8                    66.8                $450.6

                         INDEPENDENT AUDITORS' REPORTS

The Partners
CarrAmerica Realty, L.P.:

We have audited the accompanying consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of CarrAmerica Realty, L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Washington, D.C.
February 1, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
CarrAmerica Realty, L.P.:

Under date of February 1, 2000, we reported on the consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1999 which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of CarrAmerica Realty, L.P.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG  LLP

Washington, D.C.
February 1, 2000

                     CARRAMERCA REALTY, L.P. AND SUBSIDIARY
 Consolidated Real Estate and Accumulated Depreciation as of December 31, 1999
 ------------------------------------------------------------------------------

(in thousands)
                                                                           Initial Costs
                                                                    --------------------------
Properties                                                                                             Cost Capitalized
                                                                                    Buildings and        Subsequent to
                                                     Encumbrances       Land        Improvements        Acquisition (1)
-----------------------------------------------------------------------------------------------------------------------
Orange County/Los Angeles:
 South Coast Executive Center                          $   15,000       3,324           17,212                 1,257
 2600 W. Olive                                             19,152       3,855           25,054                 2,907
 Bay Technology Center                                         --       2,442           11,164                   128

San Diego:
 Jaycor                                                    12,199       5,123           11,754                   191

San Francisco Bay Area:
 San Mateo II and III                                          --       9,723           15,556                   940
 San Mateo I                                                   --       5,703            9,126                   108

Denver:
 Quebec Center                                                 --       1,423            5,659                   765
 Quebec Court I and II                                     28,545 (2)   2,368           19,819                10,212
 Harlequin Plaza                                               -- (2)   4,746           21,344                 6,613
 Panorama Corporate Center I                                   --       1,325            6,486                 3,568
 Panorama Corporate Center II (3)                              --       1,844               --                 9,368

Seattle:
 Canyon Park Commons 1 and 2                                5,405       2,375            9,958                   111

Salt Lake City:
 Sorenson Research Park                                     4,096       4,389           25,304                 1,145
 Sorenson Research Park XI (3)                                 --       1,490               --                 5,142
 Wasatch Corporate Center                                  12,458       3,318           15,495                   410
 Wasatch Corporate Center 17 and 18 (3)                        --       2,636               --                11,161
 Wasatch Corporate Center 16                                   --       1,172               --                   820

Chicago:
 Bannockburn IV                                                --       1,914           12,729                   488
 Bannockburn I and II                                      18,595       3,448           22,928                 1,912

Austin:
 Balcones Center                                               --         949            7,649                   546
 Great Hills Plaza                                             --       1,680           13,545                   264
 Park North                                                    --       1,671           13,471                   862
 City View Centre                                              --       1,718           13,854                 1,135
 Tower of the Hills                                            --       1,633           13,625                   462
 Riata Buildings 1-9 (3)                                       --      10,121               --                62,026
 City View Centre                                              --       1,890               --                13,702
 Riata Crossing                                                --       4,933               --                24,225

(in thousands)                                                             Gross Amount at Which
                                                                        Carried at Close of Period
------------------------------------------------------------------------------------------------------------------------------------
Properties
                                                             Buildings and               Accumulated       Date of        Year of
                                                    Land      Improvements     Total     Depreciation    Construction    Acquisition
------------------------------------------------------------------------------------------------------------------------------------
Orange County/Los Angeles:
 South Coast Executive Center                       3,388           18,405     21,793          2,090         1987             1996
 2600 W. Olive                                      3,904           27,912     31,816          2,625         1986             1997
 Bay Technology Center                              2,462           11,272     13,734            767         1985             1997

San Diego:
 Jaycor                                             5,154           11,914     17,068            478         1989             1998

San Francisco Bay Area:
 San Mateo II and III                               9,817           16,402     26,219          1,393         1985             1997
 San Mateo I                                        5,710            9,227     14,937            676         1986             1997

Denver:
 Quebec Center                                      1,423            6,424      7,847          1,106         1985             1996
 Quebec Court I and II                              2,371           30,028     32,399          3,974       1979-1980          1996
 Harlequin Plaza                                    4,748           27,955     32,703          4,142         1981             1996
 Panorama Corporate Center I                        1,326           10,053     11,379          1,799          N/A             1996
 Panorama Corporate Center II (3)                   1,939            9,273     11,212          1,540          N/A             1996

Seattle:
 Canyon Park Commons 1 and 2                        2,380           10,064     12,444            708         1988             1997

Salt Lake City:
 Sorenson Research Park                             4,423           26,415     30,838          2,371       1988-1997          1997
 Sorenson Research Park XI (3)                      2,665            3,967      6,632             98         1999             1997
 Wasatch Corporate Center                           3,587           15,636     19,223          1,321         1996             1997
 Wasatch Corporate Center 17 and 18 (3)             1,657           12,140     13,797            419       1998-1999          1997
 Wasatch Corporate Center 16                        1,992               --      1,992             --          N/A             1999

Chicago:
 Bannockburn IV                                     1,924           13,207     15,131          1,183         1988             1997
 Bannockburn I and II                               3,472           24,816     28,288          2,576         1980             1997

Austin:
 Balcones Center                                      949            8,195      9,144          1,165         1985             1996
 Great Hills Plaza                                  1,680           13,809     15,489          1,635         1985             1996
 Park North                                         1,671           14,333     16,004          1,967         1981             1996
 City View Centre                                   1,720           14,987     16,707          2,261         1985             1996
 Tower of the Hills                                 1,634           14,086     15,720            999         1986             1997
 Riata Buildings 1-9 (3)                           12,533           59,614     72,147          3,201       1998-1999          1996
 City View Centre                                   2,107           13,485     15,592          1,441         1998             1996
 Riata Crossing                                     4,941           24,217     29,158          1,019         1999             1998

(in thousands)
                                                                           Initial Costs
                                                                    --------------------------
Properties                                                                                             Cost Capitalized
                                                                                    Buildings and        Subsequent to
                                                     Encumbrances       Land        Improvements        Acquisition (4)
-----------------------------------------------------------------------------------------------------------------------
Dallas:
 Quorum North                                              6,465        1,357               9,078                   998
 Quorum Place                                              7,450        1,941              14,234                 1,327
 Two Mission Park                                             --          823               4,326                   852
 Cedar Maple Plaza                                            --        1,220              10,982                   401
 Royal Ridge A and B                                          --        3,159                  --                19,159
 5000 Quorum                                                  --        1,774              15,616                   638
 The Commons at Las Colinas (3)                               --        9,990                  --                62,046
 Royal Ridge III                                              --        2,186                  --                   319

Phoenix:
 U.S. West                                                48,251       18,517              74,069                   788
 Concord Place                                             7,509        3,337              16,675                   742
                                                      -------------------------------------------------------------------
TOTAL                                                 $  185,125      131,517             436,712               247,738
                                                      ===================================================================
(in thousands)                                                             Gross Amount at Which
                                                                        Carried at Close of Period
------------------------------------------------------------------------------------------------------------------------------------
Properties
                                                             Buildings and               Accumulated       Date of        Year of
                                                    Land      Improvements     Total     Depreciation    Construction    Acquisition
------------------------------------------------------------------------------------------------------------------------------------
Dallas:
 Quorum North                                      1,368           10,065     11,433            1,081         1983            1997
 Quorum Place                                      1,954           15,548     17,502            1,672         1981            1997
 Two Mission Park                                    831            5,170      6,001              525         1983            1997
 Cedar Maple Plaza                                 1,225           11,378     12,603            1,191         1985            1997
 Royal Ridge A and B                               3,286           19,032     22,318            1,359       1998-1999         1997
 5000 Quorum                                       1,782           16,246     18,028            1,050         1984            1998
 The Commons at Las Colinas (3)                    6,897           65,139     72,036            1,848         1999            1998
 Royal Ridge III                                   2,505               --      2,505               --          N/A            1998

Phoenix:
 U.S. West                                        18,644           74,730     93,374            5,218         1988            1997
 Concord Place                                     3,348           17,406     20,754              835         1989            1998
                                                -------------------------------------------------------
TOTAL                                            133,417          682,550    815,967           57,733
                                                =======================================================



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


The aggregate cost for federal income tax purposes was approximately $584,823 at December 31, 1999.

The changes in total real estate assets and accumulated depreciation and amortization for 1999, 1998 and 1997 are as follows:

                                                   Total Real Estate Assets
                                           ---------------------------------------
                                               1999          1998          1997
                                            ----------    ----------    ----------
Balance, beginning of period                 $762,580      $624,085      $238,073
 Acquisitions                                      --        94,153       393,275
 Improvements                                  90,537       122,086        53,640
 Sales, Retirements and write-offs            (37,150)      (77,744)      (60,903)
                                            ----------    ----------    ----------
                                             $815,967      $762,580      $624,085
                                            ==========    ==========    ==========

                                              Total Accumulated Depreciation
                                            -----------------------------------
                                              1999         1998         1997
                                            ---------    ---------    ---------
 Balance, beginning of period                 $32,546      $13,360      $ 3,104

 Depreciation for the period                   28,742       22,331       12,961
 Sales, Retirements and write-offs             (3,555)      (3,145)      (2,705)
                                            ----------    ----------    ---------
                                              $57,733      $32,546      $13,360
                                            ==========    ==========    =========

 Notes:
(1)  Costs capitalized are offset by retirements and write-offs.
(2)  Secured by Quebec Court I & II and Harlequin Plaza.
(3) Under construction as of December 31, 1999. Construction costs are shown under buildings and improvements until completion. At that time, costs will be allocated between land and buildings and improvements.