Form 10-Q
period 2000-03-31
CARRAMERICA REALTY L P
filed 2000-05-15
CIK 1040554

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20543


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED March 31, 2000
                                         --------------

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


      Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of May 10, 2000:
                                  14,362,971
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES   X                  NO ______
                        -----

                                     Index
                                     -----

                                                                                                                          Page
                                                                                                                          ----
Part I: Financial Information
-----------------------------

Item 1.   Financial Statements

          Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of March 31, 2000 (unaudited) and
          December 31, 1999............................................................................................          4

          Consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the three months ended
          March 31, 2000 and 1999 (unaudited)..........................................................................          5

          Consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary for the three months ended
          March 31, 2000 and 1999 (unaudited)..........................................................................          6

          Notes to consolidated financial statements (unaudited).......................................................     7 to 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................................................   10 to 14

Item 3:   Quantitative and Qualitative Disclosures About Market Risk...................................................         15

Part II: Other Information
--------------------------

Item 6.   Exhibits and Reports on Form 8-K.............................................................................         16

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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
                  As of March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------

(In thousands)

                                                                     March 31,       December 31,
                                                                       2000              1999
                                                                  ---------------  ---------------
                                                                     (unaudited)
Assets
------
Rental property:
      Land                                                               $121,512         $120,333
      Buildings                                                           611,407          602,552
      Tenant improvements                                                  65,759           63,324
      Furniture, fixtures, and equipment                                    1,070            1,036
                                                                  ---------------  ---------------
                                                                          799,748          787,245
      Less - accumulated depreciation                                     (65,108)         (57,733)
                                                                  ---------------  ---------------
           Total rental property                                          734,640          729,512

Land held for development                                                  13,820           13,084
Construction in progress                                                   13,309           15,638
Cash and cash equivalents                                                   4,935            8,309
Restricted cash and cash equivalents                                        1,963            2,180
Accounts and notes receivable, net                                         23,332           21,514
Investments                                                                11,923            9,917
Accrued straight-line rents                                                11,601           11,949
Tenant leasing costs, net                                                  16,300           15,898
Deferred financing costs, net                                                 271              286
Prepaid expenses and other assets, net                                        682              912
                                                                  ---------------  ---------------
                                                                         $832,776         $829,199
                                                                  ===============  ===============
Liabilities and Partners' Capital
---------------------------------
Liabilities:
      Mortgages and notes payable                                        $295,250         $297,330
      Note payable to affiliate                                            28,428           28,545
      Accounts payable and accrued expenses                                11,804           16,131
      Due to affiliates                                                    27,804           24,615
      Rent received in advance and security deposits                        6,003            6,234
                                                                  ---------------  ---------------
           Total liabilities                                              369,289          372,855

Partners' capital:
      General partner                                                       4,697            4,620
      Limited partners                                                    458,790          451,724
                                                                  ---------------  ---------------
           Total partners' capital                                        463,487          456,344

Commitments and contingencies
                                                                  ---------------  ---------------
                                                                         $832,776         $829,199
                                                                  ===============  ===============


See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
              For the Three Months Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                  2000               1999
                                                              ------------       ------------
Real estate operating revenue:
      Rental revenue:
        Minimum base rent                                          $27,495            $23,557
        Recoveries from tenants                                      4,388              3,963
        Other tenant charges                                         1,777                726
                                                              ------------       ------------
              Total rental revenue                                  33,660             28,246
      Cost reimbursements                                               93                676
                                                              ------------       ------------
              Total operating revenues                              33,753             28,922
                                                              ------------       ------------

Real estate operating expenses:
      Property operating expenses:
        Operating expenses                                           7,164              6,764
        Real estate taxes                                            3,308              2,802
      Interest expense                                               6,339              4,258
      General and administrative                                     1,186              1,320
      Depreciation and amortization                                  8,242              6,804
                                                              ------------       ------------
              Total operating expenses                              26,239             21,948
                                                              ------------       ------------
              Real estate operating income                           7,514              6,974

Other operating income:
      Interest and other income                                        198                266
                                                              ------------       ------------

              Net operating income before loss on sale of assets     7,712              7,240

      Loss on sale of assets                                            --               (183)
                                                              ------------       ------------

              Net income                                           $ 7,712            $ 7,057
                                                              ============       ============

              Net income attributable to general partner           $    77            $    71
                                                              ============       ============
              Net income attributable to limited partners          $ 7,635            $ 6,986
                                                              ============       ============


See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                        2000                    1999
                                                                        ----                    ----
Cash flows from operating activities:
  Net income                                                             $  7,712                $  7,057
                                                                    -------------           -------------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                        8,242                   6,804
       Loss on sale of assets                                                  --                     183
       Loss on write-off of assets                                             --                      38
  Change in assets and liabilities, net of acquisitions
    and dispositions:
       Decrease (increase) in accounts and notes receivable                (1,818)                    309
       Decrease (increase) in accrued straight-line rents                     348                    (854)
       Additions to tenant leasing costs                                     (662)                   (374)
       Decrease (increase) in prepaid expenses and other assets               180                    (544)
       Increase (decrease) in accounts payable and accrued                 (4,327)                  2,405
        expenses
       Increase in due to affiliates                                        3,189                  14,816
       Increase (decrease) in rent received in advance and
        security deposits                                                    (231)                    210
                                                                    -------------           -------------
           Total adjustments                                                4,921                  22,993
                                                                    -------------           -------------
           Net cash provided by operating activities                       12,633                  30,050
                                                                    -------------           -------------
Cash flows from investing activities:
  Additions to rental property                                             (4,574)                   (528)
  Additions to land held for development                                     (736)                 (3,774)
  Additions to construction in progress                                    (6,142)                (28,444)
  Distributions from unconsolidated partnerships                               --                   6,725
  Investments in unconsolidated partnerships                               (2,006)                 (1,409)
  Decrease in restricted cash and cash equivalents                            217                     250
                                                                    -------------           -------------
           Net cash used by investing activities                          (13,241)                (27,180)
                                                                    -------------           -------------
Cash flows from financing activities:
  Capital distributions                                                      (569)                   (573)
  Net borrowings on unsecured line of credit                                   --                   1,000
  Repayments on notes and mortgages payable                                (2,197)                 (1,911)
  Other                                                                        --                     101
                                                                    -------------           -------------
           Net cash used by financing activities                           (2,766)                 (1,383)
                                                                    -------------           -------------
       (Decrease) increase in cash and cash equivalents                    (3,374)                  1,487
Unrestricted cash and cash equivalents, beginning of the period             8,309                   3,268
                                                                    -------------           -------------
Unrestricted cash and cash equivalents, end of the period                   4,935                $  4,755
                                                                    =============           =============

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of capitalized interest of $505 and $1,769 for the three months ended March 31, 2000 and 1999,
   respectively.                                                         $  5,713                $  3,867
                                                                    =============           =============


See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At March 31, 2000, the Partnership owned 68 operating properties, 2 properties under development and land expected to support the future development of
          1.1 million square feet of office space. At December 31, 1999, the Partnership owned 66 operating properties and four properties under development. The properties are located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, Seattle, San Diego, San Francisco Bay Area and Orange County/Los Angeles.

          The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at March 31, 2000 and December 31, 1999. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 87% interest in the Partnership at March 31, 2000 and December 31, 1999, and various other individuals and entities which collectively owned an approximate 12% interest in the Partnership at March 31, 2000 and December 31, 1999.

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

(2)  Mortgages and Notes Payable

     The Partnership's mortgages, note payable, and credit facility are summarized as follows (in thousands):

                                                  March 31,           December 31,
                                                    2000                 1999
                                              ---------------       ---------------
Fixed rate mortgages                                 $154,500              $156,580
Fixed rate note payable to affiliate                   28,428                28,545
Unsecured credit facility                             140,750               140,750
                                              ---------------       ---------------
                                                     $323,678              $325,875
                                              ===============       ===============

     Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from November 2000 through May 2017.

                   CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------
     CarrAmerica and the Partnership have a $450 million unsecured credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks. The credit facility matures in August 2001. At March 31, 2000, the credit facility bore interest, as selected by CarrAmerica, at either (i) the higher of the prime rate or the Federal Funds Rate for such day, or (ii) an interest rate equal to 90 basis points above the 30-day London Interbank Offer Rate ("LIBOR"). CarrAmerica has predominantly selected interest rates equal to 90 basis points above the 30-day LIBOR rate. At March 31, 2000, CarrAmerica and the Partnership had $93.3 million available for draw under the credit facility.

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

     On May 24, 1996, the Partnership entered into a $30 million borrowing agreement with CarrAmerica. The note bears interest at 8.5% and requires monthly principal and interest payments of $242 thousand. The note matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $28.4 million at March 31, 2000 and $28.5 million at December 31, 1999.

     The annual maturities of debt as of March 31, 2000 are summarized as follows (in thousands):

                    2000.......................   $    14,067
                    2001.......................       173,341 (1)
                    2002.......................         9,912
                    2003.......................        20,582
                    2004.......................        15,574
                    2005 and Thereafter........        90,202 (2)
                                                  -----------
                                                  $   323,678
                                                  ===========

          (1) Includes $ 140.8 million outstanding as of March 31, 2000 under the $450.0 million unsecured line of credit.

          (2) Includes approximately $25.6 million outstanding on the Partnership's loan from CarrAmerica.

     Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements, or as collateral for letters of credit.

(3)  Development Activities

     Costs incurred during the three months ended March 31, 2000 for properties under construction were $6.1 million. As of March 31, 2000, the Partnership had 2 office properties under construction.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(4)  Segment Information

     The Partnership's reportable operating segment is real estate property operations. Business activity and operating segments that are not reportable are included in other operations.

     The Partnership's operating segment performance is measured using funds from operations. Funds from operations represents net income excluding depreciation and amortization on real estate assets and loss on sale of assets.

(In millions)                                                               For the quarter ended
                                                                               March 31, 2000
                                                              --------------------------------------------------
                                                                Real Estate
                                                                 Property            Other
                                                                Operations         Operations          Total
                                                              --------------    ---------------     ------------
Operating revenue                                                      $33.7                0.1            $33.8
Segment expense                                                         10.5                1.2             11.7
                                                              --------------    ---------------     ------------
Net segment revenue (expense)                                           23.2               (1.1)            22.1
Interest expense                                                         3.7                2.6              6.3
Other income                                                              --                0.1              0.1
                                                              --------------    ---------------     ------------
Funds from operations                                                  $19.5               (3.6)            15.9
                                                              ==============    ===============
Adjustments:
      Depreciation and amortization                                                                         (8.2)
                                                                                                    ------------
Net income                                                                                                 $ 7.7
                                                                                                    ============

(In millions)                                                               For the quarter ended
                                                                               March 31, 1999
                                                              --------------------------------------------------
                                                                Real Estate
                                                                 Property            Other
                                                                Operations         Operations          Total
                                                              --------------    ---------------     ------------
Operating revenue                                                      $28.2                0.7            $28.9
Segment expense                                                          9.6                1.3             10.9
                                                              --------------    ---------------     ------------
Net segment revenue (expense)                                           18.6               (0.6)            18.0
Interest expense                                                         4.0                0.3              4.3
Other income                                                              --                0.3              0.3
                                                              --------------    ---------------     ------------
Funds from operations                                                  $14.6               (0.6)            14.0
                                                              ==============    ===============
Adjustments:
      Loss on sale of assets                                                                                (0.1)
      Depreciation and amortization                                                                         (6.8)
                                                                                                    ------------
Net income                                                                                                 $ 7.1
                                                                                                    ============

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is based primarily on the Consolidated Financial Statements of the Partnership as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is impacted by acquisitions and dispositions made during 1999. As of March 31, 2000, the Partnership owned 68 properties compared to 59 properties owned at March 31, 1999.

     The Partnership's reportable operating segment is real estate property operations. Business activities and operating segments that are not reportable are included in other operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Real Estate Property Operations


     Operating Revenue. Total real estate property operating revenue increased $5.5 million, or 19.5%, to $33.7 million for the three months ended March 31, 2000 as compared to $28.2 million for the three months ended March 31, 1999. The Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed approximately $4.7 million of additional rental revenue for the three months ended March 31, 2000. Rental revenue from properties that were fully operational throughout both periods increased by approximately $0.8 million primarily due to increased occupancy in these properties.

     Segment Expense. Real estate property operating expenses increased $0.9 million to $10.5 million for the three months ended March 31, 2000, from $9.6 million for the three months ended March 31, 1999. The Partnership experienced net growth in its segment expense primarily as a result of property acquisitions and development properties placed in service, which together contributed approximately $1.3 million of additional expense for the three months ended March 31, 2000. The Partnership experienced a decrease in property operating expenses from properties that were fully operational in both periods of approximately $ 0.4 million.

Other Operations

     Operating Revenue. Operating revenue decreased $0.6 million to $0.1 million for the three months ended March 31, 2000 as compared to $0.7 million for the three months ended March 31, 1999, primarily as a result of a decrease in reimbursements from an affiliate for services provided to the affiliate by Partnership personnel.

     Segment Expenses. Segment expenses decreased $0.1 million to $1.2 million for the three months ended March 31, 2000 as compared to $1.3 million for the three months ended March 31, 1999.

     Interest Expense. The $2.3 million increase in other operation's interest expense resulted from a lower level of capitalized interest.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

     Other Income. Other income decreased $0.2 million to $0.1 million for the three months ended March 31, 2000 as compared to $0.3 million for the three months ended March 31, 1999.

Liquidity and Capital Resources

     The Partnership's total indebtedness at March 31, 2000 was $323.7 million, of which $140.8 million, or 43.5%, bore a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness bore an effective weighted average interest rate of 8.1% at March 31, 2000 and had a weighted average term to maturity of 6.5 years. At March 31, 2000, the total book value of the Partnership's assets was $832.8 million. The Partnership's debt as a percentage of total book value of its assets was 38.9% at March 31, 2000. CarrAmerica has a $450.0 million unsecured credit facility with full borrowing capacity under which the Partnership is jointly and severally liable. The weighted average interest rate under the unsecured credit facility for the three months ended March 31, 2000 was 6.7%. Currently, the unsecured credit facility bears interest at 90 basis points over 30-day LIBOR.

     The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures, deferred maintenance on certain properties recently acquired, and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. The Partnership has 445,000 square feet under leases expiring in 2000, representing 7.4% of total leased space.

     The Partnership will require a substantial amount of capital for development projects currently underway and planned for the future. As of March 31, 2000, the Partnership had two development projects underway, which are expected to require a total investment by the Partnership of $52.4 million. As of March 31, 2000, the Partnership had expended $18.5 million of these costs.

     The Partnership intends to use cash flow from operations, CarrAmerica's unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations, and the payment of distributions in both the short term and long term. Management believes that the Partnership will have access to the capital resources necessary to expand and develop its business. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access additional capital. Current market conditions make CarrAmerica's traditional sources of such capital, the equity and public debt markets, currently unattractive. CarrAmerica believes that the alternative sources, namely refinancings, joint ventures and asset dispositions, will provide it with the necessary capital until such time as the equity and public debt markets improve. However, there can be no assurance that such an improvement will occur in the near term. If CarrAmerica is not able to access capital at attractive rates and the Partnership is not able to meet its cash requirements through traditional means, it may have to rely on working capital advances from CarrAmerica at a time when CarrAmerica's cost of capital causes such advances to be made at unattractive rates. As of March 31, 2000, the Partnership had cash of $6.9 million, of which $2.0 million was restricted.

     Net cash provided by operating activities was $12.6 million during the three months ended March 31, 2000, compared to $30.1 million during the three months ended March 31, 1999. The decrease in net cash provided by operating activities was primarily a result of a change in amounts due to affiliates. The Partnership's investing activities used approximately $13.2 million and $27.2 million during the three months ended March 31, 2000 and 1999, respectively. The Partnership's

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

investing activities included capital expenditures for land held for future development and additions to construction in progress aggregating $6.9 million during the three months ended March 31, 2000 and $32.2 million during the three months ended March 31,1999. Additionally, the Partnership invested approximately $4.6 million and $0.5 million in its existing real estate assets during the three months ended March 31, 2000 and 1999, respectively. Excluding distributions, the Partnership's financing activities used net cash of $2.2 million during the three months ended March 31, 2000 and $0.8 million during the three months ended March 31, 1999.

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

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each operating property owned by the Partnership as of March 31, 2000:

                                                                           Net
                                                  Partnership's          Rentable
                                                Effective Property         Area               Percent         # of
Property                                            Ownership         (square feet)/(1)/      Leased/(2)/   Buildings
--------                                        ------------------    -------------           ------        ---------
Consolidated Properties
-----------------------

Southern California,
Orange County/Los Angeles:
   South Coast Executive Center                       100.0%               161,787             88.9%             2
   2600 W. Olive                                      100.0                144,831            100.0              1
   Bay Technology Center                              100.0                107,481            100.0              2
Southern California,
San Diego:
   Jaycor                                             100.0                105,358            100.0              1
Northern California,
San Francisco Bay Area:
   San Mateo I                                        100.0                 70,000            100.0              1
   San Mateo II and III                               100.0                141,404            100.0              2
Seattle:
   Canyon Park Commons                                100.0                 95,290            100.0              1
Austin, Texas:
   Great Hills Plaza                                  100.0                135,333             95.2              1
   Balcones Center                                    100.0                 74,978             76.2              1
   Park North                                         100.0                132,744             96.5              2
   City View Centre                                   100.0                136,183            100.0              3
   Riata 2, 4, 5, 6, 8, 9                             100.0                519,313             98.9              6
   Riata Crossing 1, 2, 3                             100.0                274,354            100.0              3
   Tower of the Hills                                 100.0                166,034             96.7              2
   City View Center                                   100.0                128,716            100.0              1
Chicago:
   Bannockburn I & II                                 100.0                209,582            100.0              2
   Bannockburn IV                                     100.0                108,469            100.0              1
Dallas, Texas:
   Quorum North                                       100.0                116,044             88.4              1
   Quorum Place                                       100.0                178,307             97.8              1
   Cedar Maple Plaza                                  100.0                113,127             95.6              3
   Commons @ Las Colinas 1, 3                         100.0                380,764            100.0              2
   Two Mission Park                                   100.0                 78,046             93.3              1
   5000 Quorum                                        100.0                160,172             95.0              1
   Royal Ridge A & B                                  100.0                247,239            100.0              2
Denver:
   Harlequin Plaza                                    100.0                329,210             86.5              2
   Quebec Court I & II                                100.0                287,294            100.0              2
   Quebec Center                                      100.0                106,865            100.0              3
   Panorama Corporate Center I                        100.0                100,881            100.0              1
   Panorama II                                        100.0                100,916            100.0              1
Phoenix, Arizona:
   US West                                            100.0                532,506            100.0              4
   Concord Place                                      100.0                133,555             77.3              1
Salt Lake City, Utah:
   Sorenson Research Park                             100.0                285,144            100.0              5
   Sorenson X                                         100.0                 45,549             73.5              1
   Wasatch Corporate Center 17,18                     100.0                121,654             99.3              2
   Wasatch Corporate Center                           100.0                178,231            100.0              3
                                                                         ---------            -----            ---

TOTAL CONSOLIDATED PROPERTIES:                                           6,207,361                              68
                                                                         =========                             ===
WEIGHTED AVERAGE                                                                               96.8%
                                                                                              =====

(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of March 31, 2000.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

     The following table sets out a schedule of the lease expirations at the Partnership's properties as of March 31, 2000:

                                                Approximate
                                               Net Rentable         Percent of Leased
                                              Area Subject to         Square Footage
                                              Expiring Leases         Represented by
     Year of Lease Expiration                (square feet) (1)        Expiring Leases
     ------------------------                -----------------        ---------------
     2000                                          445,000                  7.4%
     2001                                          572,000                  9.5
     2002                                        1,091,000                 18.1
     2003                                          715,000                 11.9
     2004                                          990,000                 16.4
     2005                                          224,000                  3.7
     2006                                          173,000                  2.9
     2007                                          772,000                 12.8
     2008                                          396,000                  6.6
     2009                                          567,000                  9.4
     2010 and thereafter                            81,000                  1.3

     (1) Excludes 181,000 square feet of vacant space.

          Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     No material changes in the Partnership's market risk have occurred since the filing of the Partnership's Form Annual Report on10-K for the year ended December 31, 1999.

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


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
     its general partner



/s/ Thomas A. Carr
--------------------------------------------------------
Thomas A. Carr, President



/s/ Philip L. Hawkins
--------------------------------------------------------
Philip L. Hawkins, Managing Director and Vice President



/s/ Richard F. Katchuk
--------------------------------------------------------
Richard F. Katchuk, Chief Financial Officer



Date:  May 15, 2000

                                 Exhibit Index
                                 -------------


Exhibit    Description                                             Page
-------    -----------                                             ----


27         Financial Data Schedule                                  19