Form 10-Q
period 2000-06-30
CARRAMERICA REALTY L P
filed 2000-08-14
CIK 1040554

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20543


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED June 30, 2000
                                          -------------

                         COMMISSION FILE NO. 000-22741
                                             ---------


                            CARRAMERICA REALTY, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   52-1976308
-----------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                  1850 K Street, N.W., Washington, D.C.  20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


      Registrant's telephone number, including area code    (202) 729-7500
                                                            --------------


                                      N/A
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


      Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of  June 30, 2000:
                           (# of shares) 14,362,971

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

                                     Index
                                     -----

                                                                                                                Page
                                                                                                                ----
Part I: Financial Information
-----------------------------

Item 1.   Financial Statements


          Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary
          as of June 30, 2000 (unaudited) and December 31, 1999......................................             4

          Consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the three months and six months ended June 30, 2000 and
          1999 (unaudited)...........................................................................        5 to 6

          Consolidated statements of cash flows of CarrAmerica Realty, L.P. and
          subsidiary for the six months ended June 30, 2000 and 1999 (unaudited).....................             7

          Notes to consolidated financial statements (unaudited).....................................       8 to 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................................................      12 to 16


Item 3:  Quantitative and Qualitative Disclosures About Market Risk..................................            17

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K............................................................            18


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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
                   As of June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------
(In thousands)

                                                    June 30,      December 31,
                                                      2000            1999
                                                  -----------   --------------
                                                  (unaudited)
Assets
------
Rental property:
  Land                                             $120,105          $120,333
  Buildings                                         592,492           602,552
  Tenant improvements                                71,281            63,324
  Furniture, fixtures, and equipment                  1,084             1,036
                                                  -----------   --------------
                                                    784,962           787,245
  Less - accumulated depreciation                   (69,874)          (57,733)
                                                  -----------   --------------
                Total rental property               715,088           729,512

Land held for development                             9,365            13,084
Construction in progress                             27,356            15,638
Cash and cash equivalents                             8,223             8,309
Restricted cash and cash equivalents                  2,051             2,180
Accounts and notes receivable, net                   20,984            21,514
Investments                                          13,292             9,917
Accrued straight-line rents                          12,220            11,949
Tenant leasing costs, net                            16,555            15,898
Deferred financing costs, net                           256               286
Prepaid expenses and other assets, net                  612               912
                                                  -----------   --------------
                                                   $826,002          $829,199
                                                  ===========   ==============
Liabilities and Partners' Capital
---------------------------------
Liabilities:
  Mortgages and notes payable                      $231,144          $297,330
  Note payable to affiliate                          28,305            28,545
  Accounts payable and accrued expenses              12,175            16,131
  Due to affiliates                                  76,011            24,615
  Rent received in advance and security deposits      6,856             6,234
                                                  -----------   --------------
                Total liabilities                   354,491           372,855

Partners' capital:
  General partner                                     4,783             4,620
  Limited partners                                  466,728           451,724
                                                  ------------  --------------
                Total partners' capital             471,511           456,344


Commitments and contingencies                     ------------  --------------
                                                   $826,002          $829,199
                                                  ============  ==============

See accompanying notes to consolidated financial statements.

                    CarrAmerica Realty, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 2000 and 1999
------------------------------------------------------------------------------

(Unaudited and in thousands)


                                                        2000          1999
                                                     ----------    -----------
Real estate operating revenue:
  Rental revenue:
     Minimum base rent                                 $ 28,006      $ 24,218
     Recoveries from tenants                              5,130         4,495
     Other tenant charges                                   778           437
                                                     ----------    -----------
                Total rental revenue                     33,914        29,150
  Cost reimbursements                                     1,869         1,204
  Other                                                       4            --
                                                     ----------    -----------
                Total operating revenues                 35,787        30,354
Real estate operating expenses:
  Property operating expenses:
     Operating expenses                                   8,026         6,763
     Real estate taxes                                    3,474         3,081
  Interest expense                                        6,678         4,358
  General and administrative                              1,191         1,660
  Depreciation and amortization                           9,365         7,145
                                                     ----------    -----------
                Total operating expenses                 28,734        23,007
                                                     ----------    -----------

                Real estate operating income              7,053        7,347

Other operating income (loss):
  Interest income                                           674           410
  Loss of unconsolidated Partnership                        (81)           --
                                                     ----------    -----------
                Total other income                          593           410
                                                     ----------    -----------

                Net operating income before gain
                   on sale of assets                      7,646         7,757

  Gain on sale of assets                                    978           247
                                                     ----------    -----------

                Net income                             $  8,624       $ 8,004
                                                     ==========    ===========

                Net income attributable to
                   general partner                     $     86       $    80
                                                     ==========    ===========
                Net income attributable to
                   limited partners                    $  8,538       $ 7,924
                                                     ==========    ===========



See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

(Unaudited and in thousands)


                                                        2000          1999
                                                     ----------    -----------
Real estate operating revenue:
  Rental revenue:
     Minimum base rent                                 $ 55,501      $ 47,775
     Recoveries from tenants                              9,518         8,458
     Other tenant charges                                 2,555         1,163
                                                     ----------    -----------
                Total rental revenue                     67,574        57,396
  Cost reimbursements                                     1,962         1,880
  Other                                                       4            --
                                                     ----------    -----------
                Total operating revenues                 69,540        59,276
Real estate operating expenses:
  Property operating expenses:
     Operating expenses                                  15,190        13,527
     Real estate taxes                                    6,782         5,883
  Interest expense                                       13,017         8,616
  General and administrative                              2,377         2,980
  Depreciation and amortization                          17,607        13,949
                                                     ----------    -----------
                Total operating expenses                 54,973        44,955
                                                     ----------    -----------

                Real estate operating income             14,567        14,321

Other operating income (loss):
  Interest income                                           872           676
  Loss of unconsolidated Partnership                        (81)           --
                                                     ----------    -----------
                Total other income                          791           676
                                                     ----------    -----------

                Net operating income before gain
                   on sale of assets                     15,358        14,997

  Gain on sale of assets                                    978            64
                                                     ----------    -----------

                Net income                             $ 16,336       $15,061
                                                     ==========    ===========

                Net income attributable to
                   general partner                     $    163       $   151
                                                     ==========    ===========
                Net income attributable to
                   limited partners                    $ 16,173       $14,910
                                                     ==========    ===========


See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                            2000                   1999
                                                                            ----                   ----
Cash flows from operating activities:
  Net income                                                            $ 16,336               $ 15,061
                                                                         --------               --------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        17,607                 13,949
     Gain on sale of assets                                                 (978)                   (64)
     Loss on write off of assets                                              49                     82
     Loss of unconsolidated Partnership                                       81                     --
  Change in assets and liabilities, net of acquisitions
   and dispositions:
     (Increase) decrease in accounts and notes receivable                    530                 (8,166)
     Increase in accrued straight-line rents                                (271)                (1,661)
     Additions to tenant leasing costs                                    (1,965)                (2,674)
     Decrease (increase) in prepaid expenses and other assets                146                 (1,011)
     Increase in accounts payable and accrued expenses                    46,633                 29,707
     Increase in rent received in advance and security deposits              623                    901
                                                                         --------               --------
         Total adjustments                                                62,455                 31,063
                                                                        --------               --------
         Net cash provided by operating activities                        78,791                 46,124
                                                                        --------               --------

Cash flows from investing activities:
  Acquisitions and additions to rental property                          (10,345)               (47,786)
  Additions to land held for development                                  (1,417)                (3,146)
  Additions to construction in progress                                  (19,704)               (11,142)
  Distributions  from unconsolidated partnerships                             --                  6,725
  Contributions to unconsolidated partnerships                            (3,428)                (2,922)
  Increase (decrease) in restricted cash and cash equivalents                129                    (35)
  Proceeds from sales of rental property                                  23,484                  5,846
                                                                         --------               --------
         Net cash used by investing activities                           (11,281)               (52,460)
                                                                         --------               --------

Cash flows from financing activities:
  Capital distributions                                                   (1,169)                (1,178)
  (Payments) net borrowings on unsecured line of credit                  (62,000)                10,000
  Proceeds from refinance of existing mortgages                               --                  4,873
  Repayments on notes and mortgages payable                               (4,427)                (3,895)
                                                                        --------               --------
          Net cash (used) provided by financing activities               (67,596)                 9,800
                                                                         --------               --------
         (Decrease) increase in cash and cash equivalents                    (86)                 3,464
Unrestricted cash and cash equivalents, beginning of the period            8,309                  3,268
                                                                        --------               --------
Unrestricted cash and cash equivalents, end of the period               $  8,223               $  6,732
                                                                        ========               ========

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of capitalized interest of $1,074
   and
  $3,787 for the six months ended June 30, 2000 and 1999,
   respectively.                                                        $ 13,592               $  7,964
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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At June 30, 2000, the Partnership owned 66 operating properties, four properties under development and land expected to support the future development of 0.8 million square feet of office space. At December 31, 1999, the Partnership owned 66 operating properties and four properties under development. The properties are located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, Seattle, San Diego, San Francisco Bay Area and Orange County/Los Angeles.

          The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at June 30, 2000 and December 31, 1999. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 86% interest in the Partnership at June 30, 2000 and December 31, 1999, and various other individuals and entities which collectively owned an approximate 13% interest in the Partnership at June 30, 2000 and December 31, 1999.

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

(2)  Mortgages and Notes Payable

     The Partnership's mortgages, note payable, and credit facility are summarized as follows (in thousands):

                                               June 30,        December 31,
                                                2000               1999
                                            ------------     ---------------

Fixed rate mortgages                         $  152,394        $  156,580
Fixed rate note payable to affiliate             28,305            28,545
Unsecured credit facility                        78,750           140,750
                                            ------------     ---------------
                                             $  259,449        $  325,875
                                            ============     ===============

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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


     CarrAmerica and the Partnership have a $450 million unsecured credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks. The credit facility matures in August 2001. At June 30, 2000, the credit facility bore interest, as selected by CarrAmerica, at either (i) the higher of the prime rate or the Federal Funds Rate for such day, or (ii) an interest rate equal to 90 basis points above the 30-day London Interbank Offer Rate ("LIBOR"). CarrAmerica has predominantly selected interest rates equal to 90 basis points above the 30-day LIBOR rate. At June 30, 2000, CarrAmerica and the Partnership had $280.3 million available for draw under the credit facility.

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

     On May 24, 1996, the Partnership entered into a $30 million borrowing agreement with CarrAmerica. The note bears interest at 8.5% and requires monthly principal and interest payments of $242,000. The note matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $28.3 million at June 30, 2000 and $28.5 million at December 31, 1999.

     The annual maturities of debt as of June 30, 2000 are summarized as follows (in thousands):


                     2000...........................   $    11,630
                     2001...........................       111,361 (1)
                     2002...........................         9,930
                     2003...........................        20,421
                     2004...........................        15,545
                     2005 and Thereafter............        90,562 (2)
                                                            ------
                                                       $   259,449
                                                       ===========

          (1) Includes $78.8  million outstanding as of June 30, 2000 under the $450.0 million unsecured line of credit.
          (2) Includes approximately $28.3 million outstanding on the
              Partnership's loan from CarrAmerica.

     Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements, or as collateral for letters of credit.

(3)  Development Activities

     Costs incurred through June 30, 2000 for properties under construction were $52.1 million. As of June 30, 2000, the Partnership had 4 office properties under construction.

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


(In millions)                              For the three months ended
                                                 June 30, 2000
                                    -------------------------------------------
                                       Real Estate
                                        Property          Other
                                       Operations       Operations      Total
                                    ----------------  --------------  ---------
Operating revenue                     $    33.8            1.9         $ 35.7
Segment expense                            11.4            1.2           12.6
                                    ----------------  --------------  ---------
Net segment revenue                        22.4            0.7           23.1
Interest expense                            2.2            4.5            6.7
Other income                                0.1            0.4            0.5
                                    ----------------  --------------  ---------
Funds from operations                 $    20.3           (3.4)          16.9
                                    ----------------  --------------
Adjustments:
    Depreciation and amortization                                        (9.4)
    Gain on sale of assets                                                1.0
                                                                      ---------
Net income                                                             $  8.6
                                                                      =========





(In millions)                              For the three months ended
                                                 June 30, 1999
                                    -------------------------------------------
                                       Real Estate
                                        Property          Other
                                       Operations       Operations      Total
                                    ----------------  --------------  ---------
Operating revenue                     $    29.2            1.2         $ 30.4
Segment expense                             9.8            1.7           11.5
                                    ----------------  --------------  ---------
Net segment revenue (expense)              19.4           (0.5)          18.9
Interest expense                            0.3            4.0            4.3
Other income                                ---            0.2            0.2
                                    ----------------  --------------  ---------
Funds from operations                 $    19.1           (4.3)          14.8
                                    ----------------  --------------
Adjustments:
    Depreciation and amortization                                        (7.0)
    Gain on sale of assets                                                0.2
                                                                      ---------
Net income                                                             $  8.0
                                                                      =========

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
------------------------------------------------------------------------------



(In millions)                              For the six months ended
                                                 June 30, 2000
                                    -------------------------------------------
                                       Real Estate
                                        Property          Other
                                       Operations       Operations      Total
                                    ----------------  --------------  ---------
Operating revenue                     $    67.5            2.0         $ 69.5
Segment expense                            21.9            2.4           24.3
                                    ----------------  --------------  ---------
Net segment revenue (expense)              45.6           (0.4)          45.2
Interest expense                            5.9            7.1           13.0
Other income                                0.1            0.5            0.6
                                    ----------------  --------------  ---------
Funds from operations                 $    39.8           (7.0)          32.8
                                    ----------------  --------------
Adjustments:
    Depreciation and amortization                                       (17.5)
    Gain on sale of assets                                                1.0
                                                                      ---------
Net income                                                             $ 16.3
                                                                      =========





(In millions)                              For the six months ended
                                                 June 30, 1999
                                    -------------------------------------------
                                       Real Estate
                                        Property          Other
                                       Operations       Operations      Total
                                    ----------------  --------------  ---------
Operating revenue                     $    57.4            1.9         $ 59.3
Segment expense                            19.4            3.0           22.4
                                    ----------------  --------------  ---------
Net segment revenue (expense)              38.0           (1.1)          36.9
Interest expense                            4.3            4.3            8.6
Other income                                 --            0.5            0.5
                                    ----------------  --------------  ---------
Funds from operations                 $    33.7           (4.9)          28.8
                                    ----------------  --------------
Adjustments:
    Depreciation and amortization                                       (13.8)
    Gain on sale of assets                                                0.1
                                                                      ---------
Net income                                                             $ 15.1
                                                                      =========

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



     The following discussion is based primarily on the Consolidated Financial Statements of the Partnership as of June 30, 2000 and December 31, 1999, and for the three months and six months ended June 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is impacted by acquisitions and dispositions made during 1999. As of June 30, 2000, the Partnership owned 68 properties compared to 65 properties owned at June 30, 1999.

     The Partnership's reportable operating segment is real estate property operations. Business activities and operating segments that are not reportable are included in other operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Real Estate Property Operations

     Operating Revenue. Total real estate property operating revenue increased $4.6 million, or 16.1%, to $33.8 million for the three months ended June 30, 2000 as compared to $29.2 million for the three months ended June 30, 1999. The Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed approximately $3.9 million of additional rental revenue for the three months ended June 30, 2000. Rental revenue from properties that were fully operational throughout both periods increased by approximately $0.7 million primarily due to increased occupancy in these properties.

     Segment Expense. Real estate property operating expenses increased $1.6 million to $11.4 million for the three months ended June 30, 2000, from $9.8 million for the three months ended June 30, 1999. The Partnership experienced net growth in its segment expense primarily as a result of property acquisitions and development properties placed in service, which together contributed approximately $0.9 million of additional expense for the three months ended June 30, 2000. The Partnership experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.7 million.

Other Operations

     Operating Revenue. Operating revenue increased $0.7 million to $1.9 million for the three months ended June 30, 2000, primarily as a result of reimbursements from an affiliate for services provided to the affiliate by Partnership personnel.

     Segment Expenses. Segment expenses decreased $0.5 million to $1.2 million for the three months ended June 30, 2000 as compared to three months ended June 30, 1999.

     Interest Expense. The $0.5 million increase in other operation's interest expense resulted from a lower level of capitalized interest resulting from reduced construction in progress activity between 2000 and 1999.

     Other Income. Other income increased $0.2 million for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Real Estate Property Operations

     Operating Revenue. Total real estate property operating revenue increased $10.1 million, or 17.6%, to $67.5 million for the six months ended June 30, 2000 as compared to $57.4 million for the six months ended June 30, 1999. The Partnership experienced net growth in its rental revenue as a result of its acquisitions and development properties placed in service, which together contributed approximately $8.7 million of additional rental revenue for the six months ended June 30, 2000. Rental revenue from properties that were fully operational throughout both periods increased by approximately $1.4 million primarily due to increased occupancy in these properties.

     Segment Expense. Real estate property operating expenses increased $2.5 million to $21.9 million for the six months ended June 30, 2000, from $19.4 million for the six months ended June 30, 1999. The Partnership experienced net growth in its segment expense primarily as a result of property acquisitions and development properties placed in service, which together contributed approximately $2.2 million of additional expense for the six months ended June 30, 2000. The Partnership experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.3 million.

Other Operations

     Operating Revenue. Operating revenue increased $0.1 million to $2.0 million for the six months ended June 30, 2000 as compared to $1.9 million for the six months ended June 30, 1999.

     Segment Expense. Segment expenses decreased $0.6 million to $2.4 million for the six months ended June 30, 2000 as compared to $3.0 million for the six months ended June 30, 1999.

     Interest Expense. The $2.8 million increase in other operation's interest expense resulted from a lower level of capitalized interest due to reduced construction in progress between 2000 and 1999.

     Other Income. Other income was flat for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Liquidity and Capital Resources

     The Partnership's total indebtedness at June 30, 2000 was $259.4 million, of which $78.8 million, or 30.3%, bore a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness bore an effective weighted average interest rate of 8.0% at June 30, 2000 and had a weighted average term to maturity of 5.3 years. At June 30, 2000, the total book value of the Partnership's assets was $826.0 million. The Partnership's debt as a percentage of total book value of its assets was 31.4% at June 30, 2000. CarrAmerica has a $450.0 million unsecured credit facility with full borrowing capacity under which the Partnership is jointly and severally liable. The weighted average interest rate under the unsecured credit facility for the six months ended June 30, 2000 was 7.3%.

     The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures, deferred maintenance on certain properties recently acquired, and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------
factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. The Partnership has 307,886 square feet under leases expiring in 2000, representing 5.2% of total leased space.

     The Partnership will require a substantial amount of capital for development projects currently underway and planned for the future. As of June 30, 2000, the Partnership had 4 development projects underway, which are expected to require a total investment by the Partnership of $79.4 million. As of June 30, 2000, the Partnership had expended $52.1 million of these costs.

     The Partnership intends to use cash flow from operations, CarrAmerica's unsecured revolving line of credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations, and the payment of distributions in both the short term and long term. Management believes that the Partnership will have access to the capital resources necessary to expand and develop its business. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access additional capital. Current market conditions make CarrAmerica's traditional sources of such capital, the equity markets, currently unattractive. CarrAmerica believes that the alternative sources, namely refinancings, joint ventures and asset dispositions, will provide it with the necessary capital until such time as the equity and public debt markets improve. However, there can be no assurance that such an improvement will occur in the near term. If CarrAmerica is not able to access capital at attractive rates and the Partnership is not able to meet its cash requirements through traditional means, it may have to rely on working capital advances from CarrAmerica at a time when CarrAmerica's cost of capital causes such advances to be made at unattractive rates. As of June 30, 2000, the Partnership had cash of $10.3 million, of which $2.1 million was restricted.

     Net cash provided by operating activities was $78.8 million during the six months ended June 30, 2000, compared to $46.1 million during the six months ended June 30, 1999. The increase in net cash provided by operating activities was primarily a result of a change in amounts due to affiliates. The Partnership's investing activities used approximately $11.3 million and $52.5 million during the six months ended June 30, 2000 and 1999, respectively. The Partnership's investing activities included capital expenditures for land held for future development and additions to construction in progress aggregating $21.1 million during the six months ended June 30, 2000 and $14.3 million during the six months ended June 30,1999. Additionally, the Partnership invested approximately $10.3 million and $47.8 million in its existing real estate assets during the six months ended June 30, 2000 and 1999, respectively. Excluding distributions, the Partnership's financing activities used net cash of $66.4 million during the six months ended June 30, 2000 and provided $11.0 million during the six months ended June 30, 1999.

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

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each operating property owned by the Partnership as of June 30, 2000:

                                                         Partnership's       Net
                                                           Effective       Rentable
                                                           Property         Area                Percent        # of
Property                                                   Ownership     (square feet)(1)      Leased(2)     Buildings
--------                                                   ---------     ----------------      ---------     ---------

Consolidated Properties
-----------------------
Southern California,
Orange County/Los Angeles:
 South Coast Executive Center                                100.0%          161,787             100.0%           2
 2600 W. Olive                                               100.0           144,831             100.0            1
 Bay Technology Center                                       100.0           107,481             100.0            2
Southern California,
San Diego:
 Jaycor                                                      100.0           105,358             100.0            1
Northern California,
San Francisco Bay Area:
 San Mateo I                                                 100.0            70,000             100.0            1
 San Mateo II and III                                        100.0           141,404             100.0            2
Seattle:
 Canyon Park Commons                                         100.0            95,290             100.0            1
Austin, Texas:
 Great Hills Plaza                                           100.0           135,333             100.0            1
 City View Centre                                            100.0           136,183             100.0            3
 Riata 2, 3, 4, 5, 6, 8, 9                                   100.0           582,325              99.9            7
 Riata Crossing 1, 2, 3                                      100.0           265,190             100.0            3
 Tower of the Hills                                          100.0           166,149              99.7            2
 City View Center                                            100.0           128,716             100.0            1
Chicago:
 Bannockburn I & II                                          100.0           209,582              97.8            2
 Bannockburn IV                                              100.0           108,469             100.0            1
Dallas, Texas:
 Quorum North                                                100.0           116,084              92.9            1
 Quorum Place                                                100.0           178,296             100.0            1
 Cedar Maple Plaza                                           100.0           113,588              85.5            3
 Commons @ Las Colinas 1, 3                                  100.0           380,764             100.0            2
 Two Mission Park                                            100.0            78,020              97.1            1
 5000 Quorum                                                 100.0           160,763              94.3            1
 Royal Ridge A & B                                           100.0           247,239             100.0            2
Denver:
 Harlequin Plaza                                             100.0           329,210              92.3            2
 Quebec Court I & II                                         100.0           287,294             100.0            2
 Quebec Center                                               100.0           106,865              88.5            3
 Panorama Corporate Center I                                 100.0           100,881             100.0            1
 Panorama II                                                 100.0           100,916             100.0            1
Phoenix, Arizona:
 US West                                                     100.0           532,506             100.0            4
 Concord Place                                               100.0           133,555              87.2            1
Salt Lake City, Utah:
 Sorenson Research Park                                      100.0           285,144              97.7            5
 Sorenson X                                                  100.0            41,288             100.0            1
 Wasatch Corporate Center 17,18                              100.0           121,654              99.3            2
 Wasatch Corporate Center                                    100.0           178,231             100.0            3
                                                                             -------             -----            -

TOTAL CONSOLIDATED PROPERTIES:                                             6,050,396                             66
                                                                           =========                             ==
WEIGHTED AVERAGE                                                                                  98.2%
                                                                                                  ====

(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of June 30, 2000.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------


     The following table sets outs a schedule of the lease expirations at the Partnership's properties as of June 30, 2000:

                                     Approximate Net
                                       Rentable             Percent of Leased
                                    Area Subject to          Square Footage
                                    Expiring Leases          Represented by
Year of Lease Expiration            (square feet) (1)        Expiring Leases
------------------------            -----------------        ---------------

2000                                     307,866                    5.2%
2001                                     576,862                    9.7
2002                                   1,025,829                   17.3
2003                                     676,593                   11.4
2004                                     947,615                   16.0
2005                                     391,956                    6.6
2006                                     187,640                    3.2
2007                                     778,560                   13.1
2008                                     399,346                    6.7
2009                                     476,054                    8.0
2010 and thereafter                      172,228                    2.8


(1) Excludes 109,847 square feet of vacant space.

           Quantitative and Qualitative Disclosure About Market Risk

--------------------------------------------------------------------------------
Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  No material changes in the Partnership's market risk have occurred since the filing of the Partnership's Form Annual Report on 10-K for the year ended December 31, 1999.

                                    Part II
OTHER INFORMATION
-----------------

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------



          10.1 Loan Agreement, dated as of April 18, 2000, by and among CarrAmerica Realty Corporation, the Partnership and The Chase Manhattan Bank (incorporated by reference to Exhibit
                    10.6 to the Quarterly Report of CarrAmerica Realty Corporation on Form 10-Q for the quarter ended June 30,
                    2000).

          27(1)     Financial Data Schedule


     (b)  Reports on Form 8-K
          -------------------

          None




     ______________

     (1)  Filed as an exhibit to the electronic filing only.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
     its general partner



/s/ Thomas A. Carr
---------------------------------------------------------
Thomas A. Carr, President



/s/ Philip L. Hawkins
----------------------------------------------------------
Philip L. Hawkins, Managing Director and Vice President



/s/ Richard F. Katchuk
----------------------------------------------------------
Richard F. Katchuk, Chief Financial Officer



Date:  August 14, 2000

                                 Exhibit Index
                                 -------------



Exhibit         Description
-------         -----------


27              Financial Data Schedule