Form 10-Q
period 2000-09-30
CARRAMERICA REALTY L P
filed 2000-11-14
CIK 1040554

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 2000
                                        ------------------

                         COMMISSION FILE NO. 000-22741
                                             ---------


                           CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                     52-1976308
----------------------------------     -----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                 1850 K Street, N.W., Washington, D.C.  20006
--------------------------------------------------------------------------------
              (Address or principal executive office) (Zip code)


     Registrant's telephone number, including area code    (202) 729-7500
                                                           --------------


                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


      Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of  September 30, 2000:
                           (# of shares) 14,362,971

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

               YES     X           NO
                     -----        ----

                                     Index
                                     -----

                                                                                            Page
                                                                                            ----
Part I: Financial Information
-----------------------------
Item 1.   Financial Statements

          Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as
          of September 30, 2000 (unaudited) and December 31, 1999.....................         4

          Consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the three months and nine months ended September 30, 2000
          and 1999 (unaudited)........................................................    5 to 6

          Consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary for the nine months ended September 30, 2000 and 1999
          (unaudited).................................................................         7

          Notes to consolidated financial statements (unaudited)......................   8 to 11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................................  12 to 16

Item 3:   Quantitative and Qualitative Disclosures About Market Risk..................        17

Part II:  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K............................................        18

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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
                As of September 30, 2000 and December 31, 1999

-------------------------------------------------------------------------------------------------------------------

                                                                       September 30,        December 31,
                                                                           2000                 1999
                                                                       -------------        ------------
        (In thousands)                                                  (unaudited)
        Assets
        Rental property:
              Land                                                      $   102,102         $   120,333
              Buildings                                                     493,083             602,552
              Tenant improvements                                            46,754              63,324
              Furniture, fixtures, and equipment                                910               1,036
                                                                        -----------         -----------
                                                                            642,849             787,245
              Less - accumulated depreciation                               (62,804)            (57,733)
                                                                        -----------         -----------
                   Total rental property                                    580,045             729,512

        Land held for development                                             6,372              13,084
        Construction in progress                                             25,419              15,638
        Cash and cash equivalents                                             3,919               8,309
        Restricted cash and cash equivalents                                  3,795               2,180
        Accounts and notes receivable, net                                   15,738              21,514
        Investments in unconsolidated entities                               86,300               9,917
        Accrued straight-line rents                                          10,863              11,949
        Tenant leasing costs, net                                            10,732              15,898
        Deferred financing costs, net                                           241                 286
        Prepaid expenses and other assets, net                                1,415                 912
                                                                        -----------         -----------
                   Total assets                                         $   744,839         $   829,199
                                                                        ===========         ===========
        Liabilities and Partners' Capital
        Liabilities:
              Mortgages and notes payable                               $   151,238         $   297,330
              Note payable to affiliate                                      28,180              28,545
              Accounts payable and accrued expenses                          22,895              16,131
              Due to affiliates                                              51,797              24,615
              Rent received in advance and security deposits                  4,023               6,234
                                                                        -----------         -----------
                   Total liabilities                                        258,133             372,855

        Partners' capital:
              General partner                                                 4,878               4,620
              Limited partners                                              481,828             451,724
                                                                        -----------         -----------
                   Total partners' capital                                  486,706             456,344

        Commitments and contingencies
                                                                        -----------         -----------
                                                                        $   744,839         $   829,199
                                                                        ===========         ===========

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Operations
            For the Three Months Ended September 30, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------

(Unaudited and in thousands)                                                 2000             1999
                                                                          -----------       ----------

Real estate operating revenues:
     Rental revenues:
        Minimum base rent                                                 $   24,612        $   26,655
        Recoveries from tenants                                                4,133             3,764
        Other tenant charges                                                     838             3,294
                                                                          ----------        ----------
            Total rental revenues                                             29,583            33,713
     Cost reimbursements                                                       1,202             1,083
                                                                          ----------        ----------
            Total operating revenues                                          30,785            34,796
                                                                          ----------        ----------
Real estate operating expenses:
     Property operating expenses:
        Operating expenses                                                     7,565             7,841
        Real estate taxes                                                      2,003             3,290
     Interest expense                                                          8,156             5,747
     General and administrative                                                1,403             1,723
     Depreciation and amortization                                             7,866             9,916
                                                                          ----------        ----------
            Total operating expenses                                          26,993            28,517
                                                                          ----------        ----------
            Real estate operating income                                       3,792             6,279

Other operating income:
     Interest income                                                             310               498
     Equity in earnings of unconsolidated entities                               379                 -
                                                                          ----------        ----------
            Total other operating income                                         689               498
                                                                          ----------        ----------

            Net operating income before gain on sale of assets                 4,481             6,777
Gain on sale of assets                                                        11,352             1,614
                                                                          ----------        ----------

            Net income                                                    $   15,833        $    8,391
                                                                          ==========        ==========

        Net income attributable to general partner                        $      159        $       84
                                                                          ==========        ==========
        Net income attributable to limited partners                       $   15,674        $    8,307
                                                                          ==========        ==========

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------

(Unaudited and in thousands)                                                2000              1999
                                                                          ----------        ----------
Real estate operating revenues:
     Rental revenues:
        Minimum base rent                                                 $   80,113        $   74,431
        Recoveries from tenants                                               13,651            12,222
        Other tenant charges                                                   3,393             4,457
                                                                          ----------        -----------
            Total rental revenues                                             97,157            91,110
     Cost reimbursements                                                       3,168             2,963
                                                                          ----------        -----------
            Total operating revenues                                         100,325            94,073
                                                                          ----------        -----------
Real estate operating expenses:
     Property operating expenses:
        Operating expenses                                                    22,755            21,368
        Real estate taxes                                                      8,785             9,173
     Interest expense                                                         21,173            14,363
     General and administrative                                                3,780             4,703
     Depreciation and amortization                                            25,473            23,866
                                                                          ----------        -----------
            Total operating expenses                                          81,966            73,473
                                                                          ----------        -----------
            Real estate operating income                                      18,359            20,600

Other operating income:
     Interest income                                                           1,182             1,174
     Equity in earnings of unconsolidated entities                               298                 -
                                                                          ----------        -----------
            Total other operating income                                       1,480             1,174
                                                                          ----------        -----------

            Net operating income before gain on sale of assets                19,839            21,774

Gain on sale of assets                                                        12,329             1,678
                                                                          ----------        -----------

            Net income                                                    $   32,168        $   23,452
                                                                          ==========        ===========
        Net income attributable to general partner                        $      322         $     235
                                                                          ==========        ===========
        Net income attributable to limited partners                       $   31,846        $   23,217
                                                                          ==========        ===========

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------------------


(Unaudited and in thousands)                                                                         2000              1999
                                                                                                   ---------         ---------
Cash flows from operating activities:
     Net income                                                                                    $  32,168         $  23,452
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                 25,473            23,866
        Gain on sale of assets                                                                       (12,329)           (1,678)
        Equity in earnings of unconsolidated entities                                                   (298)                -
        Other                                                                                            340                 -
     Change in assets and liabilities, net of acquisitions and dispositions:
        Decrease (Increase) in accounts and notes receivable                                           5,777            (9,990)
        Decrease (increase) in accrued straight-line rents                                             1,085            (1,851)
        Additions to tenant leasing costs                                                             (2,853)             (649)
        (Decrease)(increase) decrease in prepaid expenses and other assets                              (712)              819
        Increase in accounts payable, accrued expenses and due to affiliates                          24,426            25,417
        (Decrease) increase in rent received in advance and security deposits                         (2,210)              434
                                                                                                   ---------         ---------
            Total adjustments                                                                         38,699            36,368
                                                                                                   ---------         ---------
            Net cash provided by operating activities                                                 70,867            59,820
                                                                                                   ---------         ---------
Cash flows from investing activities:
     Acquisitions and additions to rental property                                                   (14,830)           (4,460)
     Additions to land held for development                                                           (3,146)           (6,980)
     Additions to construction in progress                                                           (27,422)          (67,129)
     Distributions from unconsolidated entities                                                            -             6,725
     Contributions to unconsolidated entities                                                         (4,546)           (5,521)
     Increase in restricted cash and cash equivalents                                                 (1,615)             (662)
     Proceeds from sales of properties                                                               124,565            27,426
                                                                                                   ---------         ---------
            Net cash provided (used) by investing activities                                          73,006           (50,601)
                                                                                                   ---------         ---------
Cash flows from financing activities:
     Capital distributions                                                                            (1,806)           (1,774)
     Payments on unsecured line of credit                                                           (140,250)                -
     Proceeds from refinancing of existing mortgages                                                       -             5,058
     Repayments on notes and mortgages payable                                                        (6,207)           (6,088)
                                                                                                   ---------         ---------
     Net cash used by financing activities                                                          (148,263)           (2,804)
                                                                                                   ---------         ---------
     (Decrease) increase in cash and cash equivalents                                                 (4,390)            6,415
Unrestricted cash and cash equivalents, beginning of the period                                        8,309             3,268
                                                                                                   ---------         ---------
Unrestricted cash and cash equivalents, end of the period                                          $   3,919         $   9,683
                                                                                                   =========         =========
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $1,646 and
        $4,460 for the nine months ended September 30, 2000 and 1999, respectively.                $  19,853         $  13,851
                                                                                                   =========         =========

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  CarrAmerica Realty, L.P. (the "Partnership") is a Delaware limited partnership formed on March 6, 1996 to own, acquire, develop, and operate office buildings across the United States. At September 30, 2000, the Partnership directly owned 51 operating properties, one property under development and land expected to support the future development of 0.7 million square feet of office space. At December 31, 1999, the Partnership directly owned 66 operating properties and four properties under development. The properties are located in Austin, Denver, Dallas, Salt Lake City, Chicago, Phoenix, Seattle, San Diego, San Francisco Bay Area and Orange County/Los Angeles.

                  The Partnership's general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in the Partnership at September 30, 2000 and December 31, 1999. The Partnership's limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 89% and 86% interest in the Partnership at September 30, 2000 and December 31, 1999, respectively, and various other individuals and entities which collectively owned an approximate 10% and 13% interest in the Partnership at September 30, 2000 and December 31, 1999, respectively.

         (b)      Basis of Presentation

                  The accounts of the Partnership and its wholly-owned subsidiary are consolidated in the accompanying financial statements. The Partnership uses the equity method of accounting for its investments in unconsolidated entities not controlled by it. Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)      Mortgages and Notes Payable

         The Partnership's mortgages, note payable, and credit facility are summarized as follows (in thousands):

                                                                        September 30,      December 31,
                                                                           2000                1999
                                                                       --------------      ------------
                         Fixed rate mortgages                          $      150,738      $    156,580
                         Fixed rate note payable to affiliate                  28,180            28,545
                         Unsecured credit facility                                500           140,750
                                                                        -------------      ------------
                                                                        $     179,418      $    325,875
                                                                        =============      ============

         Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from November 2000 through May 2017.

         CarrAmerica and the Partnership have a $450 million unsecured credit facility payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks. The credit facility matures in August 2001. At September 30, 2000, the credit facility bore interest, as selected by CarrAmerica, at either (i) the higher of the prime rate or the Federal Funds Rate for such day, or

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

         (ii) an interest rate equal to 90 basis points above the 30-day London Interbank Offer Rate ("LIBOR"). CarrAmerica has predominantly selected interest rates equal to 90 basis points above the 30-day LIBOR rate. At September 30, 2000, CarrAmerica and the Partnership had $330.3 million available for draw under the credit facility.

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

         On May 24, 1996, the Partnership entered into a $30 million borrowing agreement with CarrAmerica. The related note bears interest at 8.5% and requires monthly principal and interest payments of $242,000. The note matures on May 31, 2011. The note is secured by certain office properties and other assets of the Partnership. The outstanding balance of the note payable to affiliate was $28.2 million at September 30, 2000 and $28.5 million at December 31, 1999.

         The annual maturities of debt as of September 30, 2000 are summarized as follows (in thousands):

                                    2000        $   9,612
                                    2001           33,103 (1)
                                    2002            9,922
                                    2003           20,482
                                    2004           15,569
                     2005 and Thereafter           90,730
                                                ---------
                                                $ 179,418
                                                =========


               (1) Includes $0.5 million outstanding as of September 30, 2000 under the $450.0 million unsecured line of credit.

         Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements, or as collateral for letters of credit.

(3)      Development Activities

         Costs incurred through September 30, 2000 for the property under construction were $25.4 million. As of September 30, 2000, the Partnership had one office property under construction.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

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

         Operating results of the segments for the three and nine months ended September 30, 2000 and 1999 are summarized and reconciled to net income for the applicable periods as follows:

                                             For the three months ended September 30, 2000
                                             ----------------------------------------------
                                              Real Estate
                                               Property         Other
(In millions)                                 Operations      Operations         Total
                                              ----------      ----------       ----------
Operating revenue                             $     29.6             1.2       $     30.8
Segment expense                                      9.6             1.4             11.0
                                              ----------      ----------       ----------
Net segment revenue (expense)                       20.0            (0.2)            19.8
Interest expense                                     3.1             5.1              8.2
Other income                                         0.1             0.5              0.6
                                              ----------      ----------       ----------
Funds from operations                         $     17.0            (4.8)            12.2
                                              ==========      ==========
Adjustments:
  Depreciation and amortization                                                      (7.7)
  Gain on sale of assets                                                             11.3
                                                                               ----------
    Net income                                                                 $     15.8
                                                                               ==========

                                            For the three months ended September 30, 1999
                                            ----------------------------------------------
                                             Real Estate
                                              Property         Other
(In millions)                                Operations      Operations          Total
                                             ----------      ----------        ----------
Operating revenue                            $     33.7             1.1        $     34.8
Segment expense                                    11.1             1.7              12.8
                                             ----------      ----------        ----------
Net segment revenue (expense)                      22.6            (0.6)             22.0
Interest expense                                    2.7             3.0               5.7
Other income                                          -             0.4               0.4
                                             ----------      ----------        ----------
Funds from operations                        $     19.9            (3.2)             16.7
                                             ==========      ==========
Adjustments:
  Depreciation and amortization                                                      (9.9)
  Gain on sale of assets                                                              1.6
                                                                               ----------
    Net income                                                                 $      8.4
                                                                               ==========

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

-----------------------------------------------------------------------------------------------
                                                  For the nine months ended September 30, 2000
                                                 ----------------------------------------------
                                                   Real Estate
                                                    Property         Other
          (In millions)                            Operations      Operations       Total
                                                   ----------      ----------     ---------
         Operating revenue                         $     97.2             3.1     $   100.3
         Segment expense                                 31.5             3.8          35.3
                                                   ----------      ----------     ---------
         Net segment revenue (expense)                   65.7            (0.7)         65.0
         Interest expense                                 9.0            12.2          21.2
         Other income                                     0.2             1.0           1.2
                                                   ----------      ----------     ---------
         Funds from operations                     $     56.9           (11.9)         45.0
                                                   ==========      ==========

          Adjustments:
           Depreciation and amortization                                              (25.1)
           Gain on sale of assets                                                      12.3
                                                                                  ---------
           Net income                                                             $    32.2
                                                                                  =========

                                                     For the nine months ended September 30, 1999
                                                     ----------------------------------------------
                                                     Real Estate
                                                     Property            Other
         (In millions)                               Operations       Operations         Total
                                                     ----------       ----------      -----------
         Operating revenue                            $    91.1             3.0       $      94.1
         Segment expense                                   30.5             4.7              35.2
                                                      ---------       ---------       -----------
         Net segment revenue (expense)                     60.6            (1.7)             58.9
         Interest expense                                   7.0             7.4              14.4
         Other income                                         -             0.9               0.9
                                                      ---------       ---------       -----------
         Funds from operations                        $    53.6            (8.2)             45.4
                                                      =========       =========

         Adjustments:
          Depreciation and amortization                                                     (23.6)
          Gain on sale of assets                                                              1.7
                                                                                      -----------
           Net income                                                                 $      23.5
                                                                                      ===========

(5)      Carr Office Park, L.L.C.

         On August 17, 2000, the Partnership and CarrAmerica closed on a joint venture transaction with New York State Teachers' Retirement System ("NYSTRS"). At closing, the Partnership, CarrAmerica, and certain affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The venture encompasses five suburban office parks in four markets.

         In connection with the transaction, the Partnership received approximately $101.1 million and a 20% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of approximately $18.9 million, net of income taxes of $7.8 million.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated financial statements of the Partnership as of September 30, 2000 and December 31, 1999, and for the three months and nine months ended September 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature. The comparability of these periods is impacted by acquisitions and dispositions made during 2000 and 1999.

The Partnership's reportable operating segment is real estate property operations. Business activities and operating segments that are not reportable are included in other operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Real Estate Property Operations

Operating Revenue. Total real estate property operating revenue decreased $4.1 million, or 12.2%, to $29.6 million for the three months ended September 30, 2000 as compared to $33.7 million for the three months ended September 30, 1999. The decrease in rental revenue was due primarily to the contribution of properties to Carr Office Park, L.L.C (see Note 5, Notes to Consolidated Financial Statements). Rental revenue from properties that were fully operational throughout both periods increased by approximately $0.9 million primarily due to increased rental rates for some of these properties.

Segment Expense. Real estate property operating expenses decreased $1.5 million to $9.6 million for the three months ended September 30, 2000, from $11.1 million for the three months ended September 30, 1999. The decrease was primarily due to the contribution of properties to Carr Office Park, L.L.C.

Other Operations

Interest Expense. Interest expense increased $2.1 million to $5.1 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in interest expense was due to a lower level of capitalized interest resulting from reduced construction in progress activity in 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Real Estate Property Operations

Operating Revenue. Total real estate property operating revenue increased $6.1 million, or 6.7%, to $97.2 million for the nine months ended September 30, 2000 as compared to $91.1 million for the nine months ended September 30, 1999. The increase was primarily due to acquisitions and development properties placed in service. Rental revenue from properties that were fully operational throughout both periods increased by approximately $2.3 million primarily due to increased rental rates for some of these properties.

Segment Expense. Real estate property operating expenses increased $1.0 million to $31.5 million for the nine months ended September 30, 2000, from $30.5 million for the nine months ended September 30, 1999. The increase was primarily due to property acquisitions and development properties placed in service. Property operating expenses from properties that were fully operational in both periods decreased by approximately $0.5 million.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
-------------------------------------------------------------------------------

Other Operations

Interest Expense. Interest expense increased $4.8 million to $12.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in interest expense was due to a lower level of capitalized interest due to reduced construction in progress in 2000.

Liquidity and Capital Resources

The Partnership's total indebtedness at September 30, 2000 was $179.4 million, of which $0.5 million, or 0.3%, bore a LIBOR-based floating interest rate. The Partnership's fixed rate indebtedness bore an effective weighted average interest rate of 7.9% at September 30, 2000 and had a weighted average term to maturity of 5.3 years. At September 30, 2000, the total book value of the Partnership's assets was $786.1 million. The Partnership's debt as a percentage of total book value of its assets was 22.8% at September 30, 2000. CarrAmerica has a $450.0 million unsecured credit facility with full borrowing capacity under which the Partnership is jointly and severally liable. There was $330.3 million available for draw as of September 30, 2000 on the unsecured credit facility. The weighted average interest rate under the unsecured credit facility for the nine months ended September 30, 2000 was 7.3%.

The Partnership will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures, deferred maintenance on certain properties recently acquired, and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Partnership's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. The Partnership has 140,936 square feet under leases expiring in 2000, representing 3.1% of total leased space.

The Partnership will also require capital for development projects currently underway and planned for the future. As of September 30, 2000, the Partnership had one development project underway, which is expected to require a total investment by the Partnership of $43.7 million. As of September 30, 2000, the Partnership had expended $25.4 million of these costs.

The Partnership is responsible for its proportionate share of development costs incurred by Carr Office Park, L.L.C. As of September 30, 2000, Carr Office Park, L.L.C. had five properties under development whose total costs are expected to be $66.9 million, with $26.2 million expended as of September 30, 2000.

The Partnership intends to use cash flow from operations, CarrAmerica's unsecured credit facility and the proceeds from the disposition of assets to meet its working capital needs for its existing portfolio of operating assets. The Partnership anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations, and the payment of distributions in both the short term and long term. Management believes that the Partnership will have access to the capital resources necessary to expand and develop its business. However, the Partnership's ability to access additional capital necessary to support the current development program is largely dependent on CarrAmerica's ability to access additional capital. Current market conditions make CarrAmerica's traditional sources of such capital, the equity markets, currently unattractive. CarrAmerica believes that the alternative sources, namely refinancings, joint ventures and asset dispositions, will provide it with the necessary capital until such time as the equity and public debt markets improve. However, there can be no assurance that such an improvement will occur in the near term. If CarrAmerica is not able to access capital at attractive rates and the Partnership is not able to meet its cash requirements through traditional means, it may have to rely on working capital advances from CarrAmerica at a time when CarrAmerica's cost of capital causes such advances to be made at unattractive rates. As of September 30, 2000, the Partnership had cash and cash equivalents of $7.7 million, of which $3.8 million was restricted.

Net cash provided by operating activities was $70.9 million during the nine months ended September 30, 2000, compared to $59.8 million during the nine months ended September 30, 1999. The increase in net

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
-------------------------------------------------------------------------------

cash provided by operating activities was primarily a result of a decrease in accounts receivable. The Partnership's investing activities provided approximately $73.0 million and used approximately $50.6 million during the nine months ended September 30, 2000 and 1999, respectively. The Partnership's investing activities included capital expenditures for land held for future development and additions to construction in progress aggregating $30.6 million during the nine months ended September 30, 2000 and $74.1 million during the nine months ended September 30,1999. Additionally, the Partnership invested approximately $14.8 million and $4.5 million in its existing real estate assets during the nine months ended September 30, 2000 and 1999, respectively. Finally, the Partnership received net proceeds from the sales of properties, including properties contributed to Carr Office Park, L.L.C., of $124.6 million for the nine months ended September 30, 2000 compared to $27.4 million for the nine months ended September 30, 1999. Excluding distributions, the Partnership's financing activities used net cash of $146.5 million during the nine months ended September 30, 2000 and $1.0 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Partnership repaid $140.3 million on the unsecured credit facility.

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

The following table sets forth certain information about each operating property owned by the Partnership as of September 30, 2000:

                                                     Net
                                                  Rentable
                                                    Area
                                                  (square    Percent       Number
Consolidated Properties                           feet)(1)  Leased(2)  of Buildings
-----------------------                           --------  --------   ------------
Southern California, Orange County/Los Angeles
     South Coast Executive Center                  161,692    100.0           2
     2600 W. Olive                                 144,831     99.8           1
     Bay Technology Center                         107,481    100.0           2

Southern California, San Diego
     Jaycor                                        105,358    100.0           1

Northern California, San Francisco Bay Area
     San Mateo I                                    70,000    100.0           1
     San Mateo II and III                          141,404     98.1           2

Seattle
     Canyon Park Commons                            95,290    100.0           1

Austin, Texas
     Great Hills Plaza                             135,333    100.0           1
     City View Centre                              136,183    100.0           3
     Tower of the Hills                            166,149     99.7           2
     City View Center                              128,716    100.0           1

Chicago
     Bannockburn I & II                            209,582     97.4           2
     Bannockburn IV                                108,469     96.0           1

Dallas, Texas
     Quorum North                                  116,084     92.9           1
     Quorum Place                                  178,296    100.0           1
     Cedar Maple Plaza                             112,682     84.7           3
     Commons @ Las Colinas 1, 3                    380,764    100.0           2
     Two Mission Park                               77,232    100.0           1
     5000 Quorum                                   160,763     95.9           1

Denver
     Harlequin Plaza                               329,210     88.4           2
     Quebec Court I & II                           287,294    100.0           2
     Quebec Center                                 106,865     88.5           3

Phoenix, Arizona.
     US West                                       532,506    100.0           4
     Concord Place                                 133,555     76.7           1

Salt Lake City, Utah.

     Sorenson Research Park                        285,144     94.9           5
     Wasatch Corporate Center                      299,885    100.0           5

TOTAL CONSOLIDATED PROPERTIES                    4,710,768                   51
WEIGHTED AVERAGE                                               97.1%

(1) Includes office and retail space but excludes storage space.

(2) Includes space for leases that have been executed and have commenced as of September 30, 2000.

          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of the Partnership
--------------------------------------------------------------------------------

The following table sets outs a schedule of the lease expirations at the Partnership's properties as of September 30, 2000:

                                       Approximate Net      Percent of Leased
                                    Rentable Area Subject     Square Footage
                                        to Expiring Lease    Represented by
     Year of Lease Expiration      (square feet) (1)         Expiring Leases
     ------------------------      ------------------        ---------------
     2000                                140,936                    3.1
     2001                                574,019                   12.5
     2002                                626,203                   13.7
     2003                                554,258                   12.1
     2004                                738,454                   16.2
     2005                                440,996                    9.6
     2006                                118,633                    2.6
     2007                                624,259                   13.7
     2008                                162,970                    3.6
     2009                                476,054                   10.4
     2010 and thereafter                 115,305                    2.5

     (1)   Excludes 138,681 square feet of vacant space.

           Quantitative and Qualitative Disclosure About Market Risk

-------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the Partnership's market risk that have occurred since the filing of the Partnership's Form Annual Report on 10-K for the year ended December 31, 1999 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Part II

OTHER INFORMATION
-----------------

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  --------

                  10.1 Amended and Restated Limited Liability Company Agreement of Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit
                           10.1 to the Partnership's Current Report on Form 8-K filed on September 1, 2000).

                  10.2 Contribution and Purchase/Sale Agreement, dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed on September 1,
                           2000).

                  10.3 Supplemental Agreement (Amending and Supplementing the Contribution Agreement and the LLC Agreement), dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.3 to the Partnership's Current Report on Form 8-K filed on September 1,
                           2000).

                  27/(1)/ Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  Current Report on Form 8-K filed on September 1, 2000, regarding the Partnership's transaction with Carr Office Park, L.L.C.

         _______________

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


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
     its general partner



/s/ Thomas A. Carr
-------------------------------------------------------
Thomas A. Carr, President



/s/ Philip L. Hawkins
-------------------------------------------------------
Philip L. Hawkins, Managing Director and Vice President



/s/ Richard F. Katchuk
-------------------------------------------------------
Richard F. Katchuk, Chief Financial Officer



Date:  November 14, 2000

                                 Exhibit Index
                                 -------------

Exhibit         Description                                              Page
-------         -----------                                              ----

27              Financial Data Schedule