Form 10-K405
period 2000-12-31
CARRAMERICA REALTY L P
filed 2001-03-30
CIK 1040554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 2000

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from         to
                                             -------    -------

                         Commission file Number 0-22741


                            CARRAMERICA REALTY, L.P.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                    52-1976308
(State or other Jurisdiction or             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1850 K Street, N.W.
Washington, D.C.                            20006
(Address of Principal Executive Offices)    (Zip Code)

       Registrant's telephone number, including area code: (202) 729-7500

        Securities registered pursuant to Section 12(b) of the Act: NONE


Securities registered pursuant to Section 12(g) of the Act: Units of Partnership Interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of March 1, 2001, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed under certain circumstances) the aggregate market value of the 1,386,703 units of partnership interest held by non-affiliates of the registrant was approximately $41.9 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $30.18 on the New York Stock Exchange composite tape on such date.

                                     PART 1

Item 1.  BUSINESS

                                    General

         CarrAmerica Realty, L.P. is a Delaware limited partnership organized in March 1996. We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2000, we owned a greater than 50% interest in a portfolio of 51 operating properties. The 51 operating properties contain a total of approximately 4.8 million square feet of net rentable area and as of December 31, 2000 were 96.8% leased. As of December 31, 2000, we also owned minority interests (ranging from 21.2% to 49.0%) in 26 operating properties and five properties under construction. The 26 operating properties contain a total of approximately 2.5 million square feet of net rentable area. The five properties under construction will contain approximately 0.7 million square feet of net rentable area. The 26 operating properties in which we owned a minority interest as of December 31, 2000 were 99.1% leased.

         We are managed indirectly by CarrAmerica Realty Corporation ("CarrAmerica"). CarrAmerica indirectly serves as our sole general partner. CarrAmerica indirectly owned 90% of our partnership units ("Units") as of December 31, 2000. CarrAmerica is a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"). CarrAmerica is listed on the New York Stock Exchange under the symbol "CRE."

         CarrAmerica focuses on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2000, they owned a greater than 50% interest in a portfolio of 252 operating office properties and six properties under construction. The 252 operating properties contain a total of approximately
20.4 million square feet of net rentable area. The six properties under construction will contain approximately 552,000 square feet of net rentable area. The operating properties in which they owned a greater than 50% interest as of December 31, 2000 were 97.4 % leased. These properties had approximately 1,350 tenants. As of December 31, 2000, CarrAmerica also owned minority interests (ranging from 15% to 50%) in 31 operating office properties and seven properties under construction. The 31 operating properties contain a total of approximately 3.5 million square feet of net rentable area. The seven properties under construction will contain approximately 1.2 million square feet of net rentable area. The operating properties in which they owned a minority interest as of December 31, 2000 were 99.1% leased. For more complete information regarding CarrAmerica, see CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 CarrAmerica 10-K").

         CarrAmerica or its predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 38 years. In November 1995, CarrAmerica entered into a strategic alliance with a wholly-owned subsidiary of Security Capital-U.S. Realty in which Security Capital-U.S Realty purchased 11.6 million shares of CarrAmerica stock. In January 2001, Security Capital-U.S. Realty merged with Security Capital Group International ("Security Capital"), and as a result, Security Capital now owns these shares. As of December 31, 2000, Security Capital U.S. Realty owned approximately 44.0% of CarrAmerica's outstanding common stock.

         CarrAmerica organized and administers us as a means of acquiring, developing, owning and operating certain properties in its portfolio. All of our properties, along with our financial condition and results of operations, are reported as part of the consolidated financial statements of CarrAmerica.
We are required to report separately in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because we are a guarantor of some of the publicly held debt of CarrAmerica. As of December 31, 2000, approximately 26% of the total assets of CarrAmerica were owned by us or our subsidiary.

         We are capitalized by issuing Units. CarrAmerica, through its wholly-owned subsidiary, CarrAmerica Realty GP Holdings, Inc. ("GP Holdings"), is our sole general partner and owned a 1% general partner interest (in the form of Units) as of December 31, 2000. In addition, CarrAmerica, through its wholly-owned subsidiary, CarrAmerica Realty LP Holdings, Inc. ("LP Holdings"), owned approximately 89% limited partnership interest (in the form of Units) as of December 31, 2000. Our remaining Units are owned by limited partners who received the Units in connection with the contribution to us of interests in properties. We have 87 employees, including 68 on-site employees.

                               Business Strategy

     Our primary business is real estate property operations.   We are an
integral part of CarrAmerica, and our operations and strategic direction are defined by CarrAmerica. CarrAmerica's primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value by:

     i. Acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics.

     ii. Maintaining and enhancing a national operating system that provides corporate users of office space a mix of products and services, meeting their workplace needs both at the national and local levels.

                                  Core Markets

         CarrAmerica has focused its acquisition and development activity in U.S. markets that possess long-term growth characteristics. Within these markets, they target specific submarkets in which:

     i. Long-term population and job growth are generally expected to exceed the national average;

     ii.  Large, well educated employment pools exist; and

     iii. Entry barriers exist for new supplies of office space.

They have established a local presence in each existing core market. This has been done through their investment activity and relationships established by their seasoned professional Market Managing Directors. CarrAmerca's core markets include:

         .   Pacific Region - Orange County/Los Angeles, CA, San Diego, CA, San
             Francisco Bay Area, CA, Seattle, WA and Portland, OR
         .   Eastern Region - Metropolitan Washington, DC, and Atlanta, GA
         .   Mountain Region - Denver, CO, and Salt Lake City, UT
         .   Central Region - Austin, TX, Dallas, TX and Chicago, IL

         For each core market, CarrAmerica has established a set of general guidelines and physical criteria to evaluate investment opportunities. All of their investment decisions are driven by real estate research. This research focuses on variables such as the economic growth rate, the composition of job growth, and office space supply and demand fundamentals.

         As of December 31, 2000, our real estate property operations (on a rentable square foot basis) were allocated among our regions as follows:

         .   17.1 % in the Pacific region
         .   41.6 % in the Mountain region
         .   41.3 % in the Central region

                                 2000 Activity

Joint Ventures

         In 1999, we entered into a joint venture with J.P. Morgan & Co. to purchase and develop 1201 F

Street in downtown Washington, D.C. We are a 35% joint venture partner and have committed to provide our share of required expected capital of $72.5 million. As of December 31, 2000, $69.6 million (96%) of total project costs had been expended. This property will be in operation in 2001.

         We entered into a joint venture with Rosewood Property Company in September 2000 to develop two, three-story office buildings at Custer Court in Richardson, Texas. The office buildings will contain 275,000 square feet. Construction on the first building began in 2000. Total expected project costs of the first building are $15.8 million. As of December 31, 2000, $3.5 million (22%) of estimated total project costs had been expended. We own a 49% interest in the joint venture.

Dispositions

         On August 17, 2000, we closed on a joint venture transaction with New York State Teachers Retirement System ("NYSTRS"). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We contributed 21 properties and land held for development. We received approximately $107.0 million in cash, including payment on an intercompany obligation, and a 21.2% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $18.9 million.

         In addition to the properties contributed to the NYSTRS joint venture, we disposed of an additional three properties in which we recognized a gain of $6.0 million on these transactions.

                           Forward-Looking Statements

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         .   National and local economic, business and real estate conditions that will, among other things affect:
             .  Demand for office properties
             .  Availability and creditworthiness of tenants
             .  Level of lease rents
             .  Availability of financing for both tenants and us;
         .   Adverse changes in the real estate markets, including, among other things:
             .  Competition with other companies
             .  Risks of real estate acquisition and development
             .  Failure of pending developments to be completed on time and on budget;
         .   Actions, strategies and performance of affiliates that we may not control;
         .   Governmental actions and initiatives;
         .   Environmental/safety requirements.

                                  Risk Factors

         For a discussion of risks associated with an investment in CarrAmerica and us, see "Item 1 - Business, The Company - Risk Factors" in the 2000 CarrAmerica 10-K, which information is hereby incorporated by reference.

Item 2.  PROPERTIES

                                    General

         As of December 31, 2000, we owned interests (consisting of whole or partial ownership interests) in 77 operating properties located in 10 markets across the United States. As of December 31, 2000, we owned fee simple title or leasehold interest in 51 operating properties and non-controlling partial interests of 21.2% to 49.0% in 26 operating properties. In addition, as of December 31, 2000, we owned minority interests in five properties under development. Except as we disclose in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have no immediate plans to renovate our operating properties other than for routine capital maintenance. We believe our properties are adequately covered by insurance. We believe that, as a result of CarrAmerica's national operating system, market research capabilities, access to capital and experience as an owner, operator and developer of properties, we will continue to be able to identify and consummate acquisition and development opportunities and to operate our portfolio more effectively than competitors without such capabilities. We compete in many of our markets with other real estate operators, some of which may have been active in those markets for a longer period of time than we have.

         The following table sets forth information about each operating property in which we own an interest as of December 31, 2000:

                                                                          Net                           Total         Average
                                                                       Rentable                       Annualized     Base Rent
                                                           # of         Area in          Percent     Base Rent(3)     /Leased
                       Property                           Buildings    Sq. Feet(1)      Leased(2)   (in thousands)  Sq. Feet(4)
-------------------------------------------------------   ----------   -------------   ----------   --------------  -----------
Consolidated Properties

PACIFIC REGION
--------------
Southern California:  Orange County/Los Angeles:
     South Coast Executive Center                                 2         161,692       100.0%            3,784        23.40
     2600 W. Olive                                                1         144,831       100.0%            3,685        25.44
     Bay Technology Center                                        2         107,481       100.0%            1,629        15.16
Southern California: San Diego
     Jaycor                                                       1         105,358       100.0%            1,896        18.00
Northern California: San Francisco Bay Area
     San Mateo Center I                                           1          70,000       100.0%            2,604        37.20
     San Mateo II & III                                           2         141,404       100.0%            5,684        40.20
Seattle, WA:
     Canyon Park Commons                                          1          95,290       100.0%            1,342        14.08
                                                          ----------   -------------   ----------
          Pacific Region Subtotal                                10         826,056

CENTRAL REGION
--------------
Austin, TX:
     City View Centre                                             3         136,183       100.0%            2,506        18.40
     City View Center                                             1         128,716       100.0%            2,073        16.10
     Tower of the Hills                                           2         166,149        99.7%            2,922        17.65
Chicago, IL:
     Bannockburn I & II                                           2         209,582        97.8%            3,248        15.85
     Bannockburn IV                                               1         108,469        96.0%            1,655        15.90
Dallas, TX:
     Cedar Maple Plaza                                            3         112,682        78.9%            1,773        19.95
     Quorum North                                                 1         116,084        92.9%            2,070        19.20
     Quorum Place                                                 1         178,296        97.1%            3,241        18.72
     Two Mission Park                                             1          78,046       100.0%            1,332        17.06
     Commons @ Las Colinas 1, 3                                   2         604,234       100.0%            9,810        16.24
     5000 Quorum                                                  1         161,823        97.2%            3,087        19.63
                                                          ----------   -------------   ----------
          Central Region Subtotal                                18       2,000,264

MOUNTAIN REGION
---------------
Denver, CO:
     Harlequin Plaza                                              2         329,210        90.2%            5,148        17.33
     Quebec Court I                                               1         130,000       100.0%            2,144        16.50
     Quebec Court II                                              1         157,294       100.0%            2,187        13.90
     Quebec Centre                                                3         106,865        83.9%            1,551        17.29
Phoenix, AZ:
     Qwest Communications                                         4         532,506       100.0%            9,144        17.17
     Concord Place                                                1         133,555        73.3%            2,273        23.24
Salt Lake City, UT:
     Sorenson Research Park                                       5         283,076        93.4%            3,193        12.07
     Wasatch Corporate Center                                     3         178,231       100.0%            2,185        12.26
     Wasatch Corporate Center 17, 18                              2         121,654       100.0%            1,784        14.67
     Sorenson X                                                   1          41,288       100.0%              763        18.49
                                                          ----------   -------------   ----------   --------------
          Mountain Region Subtotal                               23       2,013,679

          Total Consolidated Properties                          51       4,839,999                        84,713
            Weighted Average                                                               96.8%                         18.08

Unconsolidated Properties
-------------------------
Chicago, IL:
     Parkway North(6)                                             5         653,914       100.0%           10,667        17.51

Dallas, TX:
     Royal Ridge(6)                                               3         370,997        99.0%            6,155        16.59

Austin, TX:
     Riata(6)                                                    13         905,673       100.0%           16,337        16.53

Denver, CO:
     Panorama(6)                                                  5         527,200        96.7%            9,715        19.05
                                                          ----------   -------------                --------------
          Total Unconsolidated Properties                        26       2,457,784                        42,874
                                                          ----------   -------------                --------------
            Weighted Average                                                               99.1%                         17.60
                                                                                       ----------                   -----------

          Total All Operating Properties:                        77       7,297,783                      $127,587
                                                          ==========   =============                ==============
            Weighted Average                                                               97.6%                        $17.92
                                                                                       ==========                   -----------

                       Property                                                    Significant Tenants(5)
-------------------------------------------------------     ----------------------------------------------------------------
Consolidated Properties

PACIFIC REGION
--------------
Southern California:  Orange County/Los Angeles:
     South Coast Executive Center                           State Comp. Insurance Fund (33%)
     2600 W. Olive                                          Walt Disney Company (89%)
     Bay Technology Center                                  Amresco Residential Mortgage (57%), Aqcess Technologies, Inc. (43%)
Southern California: San Diego
     Jaycor                                                 Gateway, Inc. (100%)
Northern California: San Francisco Bay Area
     San Mateo Center I                                     Franklin Resources (100%)
     San Mateo II & III                                     Franklin Resources (34%), Women.com Networks (31%)
Seattle, WA:
     Canyon Park Commons                                    Safeco Insurance Co. (100%)

          Pacific Region Subtotal

CENTRAL REGION
--------------
Austin, TX:
     City View Centre                                       Holt, Reinhart & Winston, Inc. (76%), Confiniti (16%)
     City View Center                                       Broadwing Telecommunication (100%)
     Tower of the Hills                                     Texas Guaranteed Student Loan (70%)
Chicago, IL:
     Bannockburn I & II                                     IMC Global, Inc. (39%), Parexel (21%)
     Bannockburn IV                                         Open Text, Inc. (35%), Abbott Laboratories (13%), New York Life
                                                            Insurance Co. (10%)
Dallas, TX:
     Cedar Maple Plaza                                      No tenant occupies 10%
     Quorum North                                           Digital Matrix Systems, Inc. (20%), HQ Dallas Quorum North (17%)
     Quorum Place                                           VHA Southwest, Inc. (22%), Objectspace, Inc. (11%)
     Two Mission Park                                       Macromedia, Inc. (32%), Bland, Garvey & Taylor, Inc. (17%)
     Commons @ Las Colinas 1, 3                             Nokia, Inc. (100%)
     5000 Quorum                                            Case Corporation (11%)

          Central Region Subtotal

MOUNTAIN REGION
---------------
Denver, CO:
     Harlequin Plaza                                        Travelers Insurance Co. (24%), Bellco First Federal Credit (13%),
                                                            Regis University (11%)
     Quebec Court I                                         Time Warner Communications (100%)
     Quebec Court II                                        Tele-Communications, Inc. (100%)
     Quebec Centre                                          Walberg & Dagner, P.C. (11%)
Phoenix, AZ:
     Qwest Communications                                   US West Business Resources (100%)
     Concord Place                                          Peacock Hislop, Staley & Given (16%)
Salt Lake City, UT:
     Sorenson Research Park                                 Convergys Customer Mgmt. (46%), Intel Corporation (15%),
                                                            ITT Educational Services, Inc. (15%)
     Wasatch Corporate Center                               Advata Bank Corporation (28%), Achieveglobal, Inc. (23%),
                                                            Fonix Corporation (14%), Tenfold Corporation (14%),
                                                            Musician's Friend, Inc. (12%)
     Wasatch Corporate Center 17, 18                        Ebay, Inc. (59%), Citrix Systems (21%), Western Aggregates, Inc. (15%)
     Sorenson X                                             Electronic Data Systems (73%)

          Mountain Region Subtotal

          Total Consolidated Properties
            Weighted Average

Unconsolidated Properties
-------------------------
Chicago, IL:
     Parkway North(6)                                       Fujisawa USA, Inc. (20%), Associates Commerce Solutions (19%),
                                                            Shand Morahan & Company (11%)

Dallas, TX:
     Royal Ridge(6)                                         Capital One Services, Inc. (43%), GTE North, Inc. (39%),
                                                            Cendant Operations, Inc. (11%)

Austin, TX:
     Riata(6)                                               Janus Capital Corporation (35%), Electronic Data Systems (29%),
                                                            Pervasive Software, Inc. (10%)

Denver, CO:
     Panorama(6)                                            Charles Schwab & Co., Inc. (26%), AT&T Corporation (16%),
                                                            ICG Equipment, Inc. (11%)

          Total Unconsolidated Properties

            Weighted Average


          Total All Operating Properties:

            Weighted Average

  /1/  Includes office and retail space but excludes storage.
  /2/ Includes spaces for leases that have been executed and have commenced as of December 31, 2000.
  /3/ Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents,
       (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
  /4/ Calculated as total annualized base rent divided by net rentable area leased.
  /5/ Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
  /6/  We own 21.2% through a joint venture.

                Occupancy, Average Rentals and Lease Expirations

         As of December 31, 2000, 96.8% of our aggregate net rentable square footage in 51 consolidated operating properties was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past three years for the consolidated operating properties:

                                              Average
                            Percent         Annualized
                           Leased at        Rent/Leased        Number of
December 31,                Year End        Sq. Ft./1/         Properties
------------------------  -------------   ----------------  ---------------
2000                          96.8%           $ 21.76             51
1999                          97.0%             20.76             66
1998                          96.8%             19.33             59

/1/ Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.


The following table is a schedule of our lease expirations for leases in place as of December 31, 2000 for the next ten years for the 51 consolidated operating properties, assuming no tenants exercise renewal options:

                    Net Rentable         Annual Base          Percent of Total
    Year of         Area Subject          Rent Under          Annual Base Rent
     Lease           to Expiring           Expiring            Represented by
  Expiration      Leases (sq. ft.)      Leases (000's)         Expiring Leases
----------------  ------------------  -------------------  ---------------------
2001                        557,239              $11,800                   14.1%
2002                        529,263               11,821                   14.1%
2003                        567,446               10,052                   12.0%
2004                        784,925               13,546                   16.1%
2005                        446,124                7,999                    9.5%
2006                        110,866                1,407                    1.7%
2007                        612,815               10,358                   12.3%
2008                        190,699                2,722                    3.2%
2009                        476,054                8,780                   10.5%
2010                        223,470                2,371                    2.8%
2011 and
  thereafter                186,071                3,093                    3.7%



                               Mortgage Financing

     As of December 31, 2000, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $169.1 million. Our fixed rate mortgage debt as of December 31, 2000, bore an effective weighted average interest rate of 7.99% and a weighted average maturity of 5.9 years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the existing mortgage indebtedness for the consolidated operating properties as of December 31, 2000.

                                                                                                                       Estimated
                                                                                                                      Balance Due
                                                 Interest         Principal         Maturity         Annual Debt       at Maturity
Property                                           Rate        Balance (000's)        Date         Service (000's)       (000's)
--------------------------------------------   ------------   -----------------  ---------------  ----------------   ---------------
Bannockburn                                          9.52%             $17,714          8/31/01            $2,801            $17,049
Quorum North                                         8.27%               6,369         12/10/01               586              6,261
Jaycor                                               7.35%              11,611           2/1/03             1,520             10,115
Canyon Park Commons                                  9.13%               5,196          12/1/04               714              4,072
Qwest                                                7.92%              19,883          12/1/05             4,201                  -
Qwest                                                7.92%               5,606          12/1/05             1,337                  -
Qwest                                                7.92%               8,476          12/1/05             2,005                  -
Qwest                                                7.92%               8,476          12/1/05             2,005                  -
Concord Place                                        7.35%               7,374           1/1/06               725              6,439
Harlequin Plaza/Quebec Court I & II                  8.50%              28,054          5/31/11             2,899             19,856
Wasatch Corporate Center                             8.15%              12,269           1/2/07             1,220             10,576
2600 West Olive                                      6.75%              19,152           1/1/09             1,293             19,152
South Coast                                          7.13%              15,000          6/10/09             1,178             12,660
Sorenson                                             7.75%               2,364           7/1/11               328                  -
Sorenson                                             8.88%               1,572           5/1/17               182                  -

  Total                                              7.99%            $169,116                            $22,994
                                               ============   =================                   ================

         For additional information regarding our properties and our operations, see "Item 1, Business."

Item 3.  LEGAL PROCEEDINGS

         We are party to a variety of legal proceedings arising in the ordinary course of our business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for our Units. As of December 31, 2000, there were 30 holders of record of Units. As of December 31, 2000, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 2000, there were no Units that were being, or have been publicly proposed to be, publicly offered by us.

         Each Unit held by partners other than GP Holdings or LP Holdings is (subject to holding period limitations) redeemable for cash equal to the value of a share of CarrAmerica common stock or, at the option of GP Holdings, CarrAmerica common stock on a one-for-one basis. For the high and low trading prices of CarrAmerica's common stock for the last two years, see "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters" in the 2000 CarrAmerica 10-K, which information is hereby incorporated by reference.

         We have made regular quarterly distributions of $0.4625 per Class A Unit throughout 2000, 1999 and 1998. The distributions are appropriately prorated to reflect ownership of Units for less than the full period to which the distribution relates. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, capital commitments and debt repayment schedules.

Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of GP Holdings, our sole general partner, out of any funds legally available for that purpose.

Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information for us as of and for the years ended December 31, 2000, 1999, 1998, 1997 and the period ended December 31, 1996.

         The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                                                                     03/06/96
                                                          Year            Year          Year          Year      (Date of Inception)
                                                          Ended           Ended         Ended         Ended           through
(amount in thousands, except Other Data)                12/31/00        12/31/99      12/31/98      12/31/97         12/31/96
                                                      ------------  --------------  ------------  ------------  -------------------
Operating Data:
      Real estate operating revenue                      $124,785        $127,330      $104,614       $60,469            $13,376
      Real estate operating expenses:
          Property operating expenses                      40,037          41,344        34,167        25,804              6,546
          Interest expense                                 27,567          20,545        16,508         6,792              1,475
          General and administrative expenses               6,518           6,239         6,365         3,473                680
          Depreciation and amortization                    31,517          32,820        23,877        13,146              3,148
      Real estate operating income                         19,146          26,382        23,697        11,254              1,527
      Net income                                           46,871          31,814        32,869        16,693              1,556
      Cash distributions paid to Unit holders               2,158           2,277         2,277         1,124              2,050
Balance Sheet Data (at period end):
      Real estate, before accumulated depreciation       $672,041        $815,967      $762,580      $624,085           $238,073
      Total assets                                        764,546         829,199       779,615       636,568            241,217
      Mortgages and notes payable                         169,616         325,875       328,945       241,715             51,744
      Total Unitholders' (partners') capital              501,057         456,344       426,807       377,632            180,933
Other Data (at period end):
      Number of properties                                     51              66            59            53                 25
      Square footage                                    4,840,000       6,081,000     5,356,000     4,730,000          2,295,000


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999, and 1998. It should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years.

         Our reportable operating segment is real estate property operations. Other business activities and operations, which are not reported separately, are included in other operations.

         Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

      . Net income (loss) - computed in accordance with generally accepted accounting principles (GAAP);
      . Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;
      . Plus depreciation and amortization of assets uniquely significant to the real estate industry;

      . Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

                             Results of Operations

Real Estate Property Operations

         Operating results and assets of real estate property operations are summarized as follows:

=============================================================================================================
                                                 For the year ended                        Variance
                                                                                 ----------------------------
Real Estate Operations                               December 31,                   2000 vs.      1999 vs.
----------------------                -----------------------------------------
(in millions)                            2000           1999           1998          1999          1998
                                         ----           ----           ----          ----          ----
Operating revenue                       $121.0        $ 123.5        $ 101.0        $ (2.5)       $ 22.5
Segment expense                           40.0           41.3           34.2          (1.3)          7.1
Interest expense                          11.5           12.8           11.8          (1.3)          1.0
Other income, net                          1.4            0.2            0.2           1.2             -

                                                  As of December 31,
                                      -----------------------------------------
                                         2000           1999           1998
                                         ----           ----           ----
Total assets                            $627.7        $ 766.2        $ 667.2       $(138.5)       $ 99.0
=============================================================================================================


     Real estate operating revenues decreased $2.5 million (2.0%) in 2000 as compared to 1999. This decrease resulted primarily from the contribution of properties to Carr Office Park, L.L.C. in August 2000. Same store rental revenues grew by approximately 3.7% (approximately $3.1 million). This increase was due primarily to an increase in average rental rates for some of these properties. The average occupancy rate, when compared on a same store basis, was 96.3% in 2000 and 96.5% in 1999.

     Real estate operating revenues increased $22.5 million (22.3%) in 1999 as compared to 1998. This increase resulted from acquisitions and development properties being placed in service (approximately $17.5 million). Same store rental revenues grew by approximately $5.0 million (6.7%) primarily due to lease termination fees and increased occupancy in these properties. The average occupancy rate, when compared on a same store basis, was 96.3% in 1999 and 96.1% in 1998.

     Real estate operating expenses decreased $1.3 million (3.1%) in 2000 as compared to 1999. This decrease was due primarily to the contribution of properties to Carr Office Park, L.L.C. in August 2000.

     Real estate operating expenses increased $7.1 million (20.8%) in 1999 as compared to 1998. This increase was due to property acquisitions and
development properties placed in service.   Same store expenses increased $1.9
million  (7.3%) in 1999 as compared to 1998.

     Interest expense decreased $1.3 million (10.2%) in 2000 as compared to 1999. This decrease was the result of the retirement of one mortgage and declining interest expense as loans are paid off. Interest expense increased $1.0 million in 1999 from 1998 due to a full year effect of interest expense on loans on properties acquired during 1998.

     Real estate other income increased $1.2 million in 2000 as compared to 1999. This increase was primarily the result of increased equity in the earnings of unconsolidated entities (before depreciation), due primarily to the formation of Carr Office Park, L.L.C. There was no change in other income from 1998 to 1999.

     The primary cause of the decrease in real estate assets from 1999 to 2000, was due to $152.6 million of property being contributed to Carr Office Park, L.L.C. These assets are not included in our consolidated financial statements but we retain a 21.2% interest in them.

Other Operations

     Operating results and assets of other operations are summarized as follows:

======================================================================================================
                                            For the year ended                       Variance
                                                                             -------------------------
Other Operations                                December 31,                   2000 vs.      1999 vs.
----------------                  ----------------------------------------
(in millions)                        2000           1999           1998          1999          1998
                                     ----           ----           ----          ----          ----
Operating revenue                   $ 3.8          $ 3.8          $ 3.6           $ -         $ 0.2
Segment expense                       6.5            6.3            6.3           0.2             -
Interest expense                     16.1            7.7            4.7           8.4           3.0
Other income, net                     1.0            1.1            0.8          (0.1)          0.3

                                             As of December 31,
                                  ----------------------------------------
                                     2000           1999           1998
                                     ----           ----           ----
Total assets                       $136.8         $ 63.0        $ 112.4        $ 73.8        $(49.4)
======================================================================================================

     Revenues from other operations remained unchanged in 2000 as compared to 1999. Other operations revenues increased $0.2 million in 1999 as compared to 1998 primarily as a result of an increase in cost reimbursements from an affiliate for services provided.

     Expenses for our other operations increased $0.2 million in 2000 as compared to 1999 due to an increase in cost allocations from affiliates. Expenses for other operations were flat from 1998 to 1999.

     Interest expense for other operations increased $8.4 (109.1%) million in 2000 as compared to 1999 as a result of increased working capital borrowings which were substantially repaid with proceeds from the Carr Office Park, L.L.C. transaction. Interest expense for other operations increased $3.0 million 1999 as compared to 1998 primarily related to a $44 million increase in average amounts outstanding under the CarrAmerica line of credit.

     The primary cause of the increase in real estate assets from 1999 to 2000, was due to the $74.7 million investment in Carr Office Park, L.L.C.

Depreciation and Amortization

     Depreciation and amortization expense decreased $1.3 million (4.0%) in 2000 compared to 1999 due primarily to the contribution of properties to Carr Office Park, L.L.C. Depreciation and amortization expense increased $8.9 million (37.5%) in 1999 as compared to 1998. This increase was due primarily to transitions of property from construction in progress to operations, partially offset by property dispositions.

Gain on Sale of Assets

     We dispose of assets that are inconsistent with our and CarrAmerica's long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or support other needs. During 2000, we disposed of three properties and recognized a gain of $6.0 million.

     On August 17, 2000, we closed on a joint venture transaction with NYSTRS. At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We contributed 21 properties and land held for development. We received approximately $107.0 million in cash, including payment on an intercompany obligation, and a 21.2% interest in the joint venture in exchange for the properties contributed. We recognized a gain on the partial sale of $18.9 million.

     We recognized gains on dispositions of properties of $3.8 million and $8.2 million in 1999 and 1998, respectively.

Consolidated Cash Flows

     Consolidated cash flow information is summarized as follows:

========================================================================================================================
                                                               For the year ended                      Variance
                                                                                               -------------------------
                                                                  December 31,                   2000 vs.      1999 vs.
                                                    ---------------------------------------
(in millions)                                           2000          1999           1998          1999          1998
                                                        ----          ----           ----          ----          ----
Cash provided by operating activities                  $ 99.4        $ 71.8        $ 45.1        $ 27.6        $ 26.7
Cash provided by (used in) investing activities          56.5         (61.4)       (128.0)        117.9          66.6
Cash (used in) provided by financing activities        (158.4)         (5.3)         82.6        (153.1)        (87.9)
========================================================================================================================

     Operations in 2000 generated $99.4 million as compared to $71.8 million in 1999 and $45.1 million in 1998. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     Our investing activities provided net cash of $56.5 million in 2000 and used net cash of $61.4 million in 1999 and $128.0 million in 1998. The increase in net cash provided by investing activities in 2000 is due to proceeds from the contribution of properties to Carr Office Park, L.L.C. and reduced property acquisition and development activity. The decrease in net cash used by investing activities in 1999 compared to 1998 was due to reduced property acquisition and development activity in 1999, partially offset by a decrease in proceeds from sales of properties.

     In 2000, we decreased our debt significantly, resulting in a use of cash for financing activities of $158.4 million. Net debt repayments during 2000 totaled $156.3 million versus $3.1 million in 1999. Our financing activities in 1999 used $5.3 million of cash in 1999 and provided $82.6 million of net cash in 1998. In 1998, we borrowed $85.3 million on our unsecured line of credit.

                        Liquidity and Capital Resources

     Our total indebtedness at December 31, 2000 was $169.6 million. $500,000 of the total debt (0.3%) bore a LIBOR-based floating rate. The weighted average interest rate on borrowings on our unsecured credit facility for 2000 was 7.32%. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 7.99% at December 31, 2000. The weighted average term of this debt is 5.9 years.

     We are party (with CarrAmerica) to a $450.0 million unsecured credit facility. As of December 31, 2000, $176.0 million was drawn on the credit facility (including $175.5 million drawn by CarrAmerica), $3.7 million in letters of credit were outstanding and there was $270.3 million available for borrowing. This credit facility matures in August 2001 and CarrAmerica is in the process of negotiating the terms of renewal. Based on the progress of the negotiations, CarrAmerica expects that we will continue to have credit available to meet our needs on satisfactory terms.

     We will require capital to invest in our existing portfolio of operating assets for major capital projects. These capital projects can be such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Our capital requirements for tenant related capital expenditures are dependent upon a number of factors. These factors include square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During 2001, we have 557,239 square feet of leases expiring, representing 11.9% of total leased space.

         We will require capital for development projects currently underway and planned for in the future. As of December 31, 2000, we did not have any wholly owned development properties under construction, but did have 0.7 million square feet of office space under construction in five projects in which we own minority interests. These projects are expected to cost $99.1 million, of which our total investment is expected to be approximately $28.2 million. Through December 31, 2000, approximately $48.1 million, or 48.5%, of the total project costs had been expended. We have financed our investment in projects under construction at December 31, 2000, primarily from the proceeds of assets dispositions and borrowings under our credit facility. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

         We intend to use cash flow from operations, the unsecured credit facility and the proceeds from the disposition of assets to meet our working capital needs. We anticipate that adequate cash should be available to fund our operating and administrative expenses, continue to service debt obligations and pay our quarterly distributions. We believe that we will have access to the capital resources necessary to expand and develop our business. However, our ability to access additional capital necessary to support our development program is largely dependent upon CarrAmerica's ability to access capital. Prior to the second quarter of 1998, CarrAmerica primarily met its capital requirements by accessing the public debt and equity markets. As a general matter, conditions in the public equity markets for most REITs have not been favorable since that time. In response to these unfavorable conditions, CarrAmerica has curtailed its acquisition program and satisfied its and our capital requirements through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures to reduce its investment requirements and use of its credit facility (to which we also are a party). If it is determined it is in CarrAmerica's best interest to fund its and our current development projects, it may have to access either the public equity or debt markets at a time when those markets may not be the best source of capital for us or CarrAmerica.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Increases in interest rates would increase our interest expense. This would adversely affect cash flow. As of December 31, 2000, we had $0.5 million outstanding under our line of credit that bears interest at a floating rate and $169.1 million of additional fixed rate debt. The mortgage loans mature at various times through 2017. This amount includes a $28.1 million note due to CarrAmerica that matures in 2011.

         Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. We do not use derivative financial instruments for hedging purposes nor for speculation or trading purposes.

         If the market rates of interest on our variable rate debt change by 10% (or approximately 66 basis points), our interest expense would change by approximately $3,300. This assumes the amount outstanding under the variable rate credit facility remains at $0.5 million, our balance at December 31, 2000. The book value of the variable interest rate credit approximates market value at December 31, 2000.

         A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing facilities, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of debt and fixed rate mortgage maturities at December 31, 2000:

        2001                                $  33,339
        2002                                    9,947
        2003                                   20,511
        2004                                   15,601
        2005                                   12,205
        2006 and thereafter                    78,013
                                            ---------
                                            $ 169,616
                                            =========

         If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $4.7 million. The estimated fair market value of the fixed rate debt instruments at December 31, 2000 was $174.3 million.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 14(a).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. The directors and executive officers of GP Holdings are listed in the following table:

Name                      Age    Position and Offices Held
----------------------    ---    ---------------------------------------------------------
Thomas A. Carr            42     President and Director
Philip L. Hawkins         45     Executive Vice President and Director
Richard F. Katchuk        54     Executive Vice President, CFO and Treasurer, and Director

         CarrAmerica is the sole stockholder of GP Holdings. The additional information required by this item concerning directors and executive officers of CarrAmerica and GP Holdings is incorporated by reference to the material appearing under the heading "Election of Directors (Proposal 1)," in CarrAmerica's definitive proxy statement for the annual meeting of its stockholders to be held on May 3, 2001 (the "CarrAmerica Proxy Statement') and under the headings "Item 1. Business-The Company-Directors of the Company" and "-Executive Officers and Certain Key Employees of the Company," in the 2000 CarrAmerica 10-K, which is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

         We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. GP Holdings has not paid any compensation to its directors and officers. CarrAmerica is the sole stockholder of GP Holdings. The information required by this item with respect to CarrAmerica's executive officers is incorporated by reference to the material appearing in the 2000 CarrAmerica Proxy Statement under the heading "Executive Compensation", which the information is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

         MANAGEMENT

         The following table sets forth information, as of February 28, 2001, regarding the beneficial ownership of Units by each person we know to be the beneficial owner of more than five percent of our outstanding Units. As of February 28, 2001, no director or executive officer of GP Holdings or CarrAmerica beneficially owned any Units. Each entity named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by that person, except as otherwise set forth in the notes to the table.

Name and Business Address of Beneficial Owner          Number of Units/1/       Percent of Unit/2/
---------------------------------------------------   -------------------       ------------------
CarrAmerica Realty Corporation                              12,976,269                 90.3%
CarrAmerica Realty LP Holdings, Inc.                        12,832,647                 89.3%
  1850 K Street, NW
  Washington, DC 20006

------------------
/1/ Includes 12,832,647 Units held by LP Holdings and 143,622 Units held by GP Holdings, each of which is a wholly owned subsidiary of CarrAmerica
/2/  Based on  14,362,972 Units outstanding as of February 28, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of our office properties. During 2000, 1999 and 1998, respectively, we incurred management fees of $2.7 million, $3.8 million and $3.0 million, respectively, for CARSI services. Additionally, CARSI reimburses us for services our personnel provide to CARSI. The reimbursements amounted to $3.4 million, and $3.5 million and $2.9 million in 2000, 1999, and 1998, respectively.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

14(a)(1) Financial Statements

         Reference is made to the Index to Financial Statements and Schedule on page 21.

14(a)(2) Financial Statement Schedule

         Reference is made to the Index to Financial Statements and Schedule on page 21.

14(a)(3) Exhibits

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

10.1 Fourth Amended and Restated Credit Agreement, dated August 27, 1998, by and among CarrAmerica, Carr Realty, L.P., the Partnership, Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.1 to CarrAmerica's Annual Report on Form 10-Q for the quarter ended September 30, 1998).

10.2 Loan Agreement, dated as of April 18, 2000, by and among CarrAmerica Realty Corporation, the Partnership and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to the Quarterly Report of CarrAmerica Realty Corporation on Form 10-Q for the quarter ended June 30,
      2000).

10.3 Contribution and Purchase/Sale Agreement, dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 to CarrAmerica's Current Report filed on Form 8-K filed September 1, 2000).

10.4 Supplemental Agreement (Amending and Supplementing the Contribution Agreement and the LLC Agreement), dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.3 to CarrAmerica's Current Report filed on Form 8-K filed September 1, 2000).


21.1  List of Subsidary

23.1  Consent of KPMG LLP, dated March 30, 2001

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

99.3 "Item 1-Business-The Company-Risk Factors," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2000.

99.4 "Item 5-Market for Registrant's Common Equity & Related Stockholder Matters," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2000.

99.5 "Election of Directors (Proposal 1)," from CarrAmerica's Proxy Statement on Schedule related to CarrAmerica's stockholders in connection with CarrAmerica's 2001 Annual Meeting of Stockholders.

99.6 "Item 1-Business-The Company-Directors of the Company," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2000.

99.7 "Item 1-Business-The Company-Executive Officers and Certain Key Employees of the Company," from CarrAmerica's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

99.8  "Executive Compensation," from CarrAmerica's Proxy Statement on
      Schedule 14A related CarrAmerica's 2001 Annual Meeting of Stockholders.

14(b) Reports on Form 8-K

      None.

14(c) Exhibits

      The list of exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.


14(d) Financial Statements

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 30, 2001.

                         CARRAMERICA REALTY, L.P.
                         a Delaware limited partnership

                         By:  CarrAmerica Realty GP Holdings, Inc.
                              General Partner

                         By:  /s/ THOMAS A. CARR
                              ---------------------
                              Thomas A. Carr
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 30, 2001.

     Signature                         Title
     ---------                         -----

/s/ THOMAS A. CARR                     President and Director
------------------------
Thomas A. Carr


/s/ PHILIP L. HAWKINS                  Executive Vice President and
------------------------               Director
Philip L. Hawkins


/s/ RICHARD F. KATCHUK                 Executive Vice President, CFO and
------------------------               Treasurer, and Director
Richard F. Katchuk

                            CARRAMERICA REALTY, L.P.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     The following Consolidated Financial Statements and Schedule of CarrAmerica Realty, L.P. and Subsidiary and the Independent Auditors' Report thereon are attached hereto:

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

    Independent Auditors' Report .........................................................................  22
    Consolidated Balance Sheets as of December 31, 2000 and 1999 .........................................  23
    Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998............  24
    Consolidated Statements of Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998.....  25
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998............  26
    Notes to Consolidated Financial Statements ...........................................................  27
    Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2000........................  36

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT


The Partners
CarrAmerica Realty, L.P.:

         We have audited the consolidated financial statements and related financial statement schedule of CarrAmerica Realty, L.P. and subsidiary as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Washington, D.C.
February 2, 2001

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
          Consolidated Balance Sheets as of December 31, 2000, 1999

                                                                           2000              1999
                                                                      ----------------  ---------------
(In thousands)
Assets
Rental property:
       Land                                                              $    103,294       $   120,333
       Buildings                                                              505,043           602,552
       Tenant improvements                                                     56,089            63,324
       Furniture, fixtures, and equipment                                         909             1,036
                                                                      ----------------  ----------------
                                                                              665,335           787,245
       Less - accumulated depreciation                                        (66,100)          (57,733)
                                                                      ----------------  ----------------
             Total rental property                                            599,235           729,512

Land held for development                                                       6,706            13,084
Construction in progress                                                           -             15,638
Cash and cash equivalents                                                       5,819             8,309
Restricted deposits                                                            24,332             2,180
Accounts and notes receivable, net                                             13,795            21,514
Investments in unconsolidated entities                                         89,616             9,917
Accrued straight-line rents                                                    10,810            11,949
Tenant leasing costs, net                                                      12,578            15,898
Deferred financing costs, net                                                     231               286
Prepaid expenses and other assets, net                                          1,424               912
                                                                      ----------------  ----------------
                                                                         $    764,546       $   829,199
                                                                      ================  ================

Liabilities and Partners' Capital
Liabilities:
       Mortgages and notes payable                                       $    169,616       $   325,875
       Accounts payable and accrued expenses                                   15,768            16,131
       Due to affiliates                                                       73,495            24,615
       Rent received in advance and security deposits                           4,610             6,234
                                                                      ----------------  ----------------
             Total liabilities                                                263,489           372,855

Partners' capital:
       General partner                                                          5,089             4,620
       Limited partners                                                       495,968           451,724
                                                                      ----------------  ----------------
             Total partners' capital                                          501,057           456,344

Commitments and contingencies
                                                                      ----------------  ----------------
                                                                         $    764,546       $   829,199
                                                                      ================  ================

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                Consolidated Statements of Operations for the
                 Years Ended December 31, 2000, 1999 and 1998

(In thousands)                                                                      2000           1999          1998
                                                                                ------------   ------------  ------------
Operating revenues:
      Rental revenues:
          Minimum base rent                                                       $ 100,647      $ 101,830     $  86,800
          Recoveries from tenants                                                    17,220         16,450        12,670
          Other tenant charges                                                        3,116          5,220         1,518
                                                                                ------------   ------------  ------------
              Total rental revenues                                                 120,983        123,500       100,988
      Real estate service income                                                         -              -            160
      Cost reimbursements                                                             3,802          3,830         3,466
                                                                                ------------   ------------  ------------
              Total operating revenues                                              124,785        127,330       104,614
                                                                                ------------   ------------  ------------
Operating expenses:
      Property expenses:
          Operating expenses                                                         28,597         29,427        24,972
          Real estate taxes                                                          11,440         11,917         9,195
      Interest expense                                                               27,567         20,545        16,508
      General and administrative                                                      6,518          6,239         6,365
      Depreciation and amortization                                                  31,517         32,820        23,877
                                                                                ------------   ------------  ------------
              Total operating expenses                                              105,639        100,948        80,917
                                                                                ------------   ------------  ------------
              Real estate operating income                                           19,146         26,382        23,697
Other operating income:
      Interest income                                                                 1,553          1,620           982
      Equity in earnings of unconsolidated entities                                   1,251              8             -
      Gain on sale of assets                                                         24,921          3,804         8,190
                                                                                ------------   ------------  ------------
              Total other operating income                                           27,725          5,432         9,172
                                                                                ------------   ------------  ------------

              Net income                                                          $  46,871      $  31,814     $  32,869
                                                                                ============   ============  ============

          Net income attributable to general partner                              $     469      $     318     $     329
                                                                                ============   ============  ============
          Net income attributable to limited partners                             $  46,402      $  31,496     $  32,540
                                                                                ============   ============  ============

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
             Consolidated Statements of Partners' Capital for the
                 Years Ended December 31, 2000, 1999 and 1998

                                                            General
                                                            Partner                   Limited Partners
                                                       ------------------  ---------------------------------------
                                                          CarrAmerica         CarrAmerica             Other
                                                           Realty GP           Realty LP             Limited
(In thousands)                                          Holdings, Inc.      Holdings, Inc.          Partners             Total
                                                       ------------------  ------------------   ------------------   ---------------
Partners' capital at December 31, 1997                            $3,787            $328,677              $45,168          $377,632
Capital contributions                                                186              18,397                   -             18,583
Capital distributions                                                 -                   -                (2,277)           (2,277)
Net income                                                           329              28,426                4,114            32,869
                                                       ------------------  ------------------   ------------------   ---------------
Partners' capital at December 31, 1998                             4,302             375,500               47,005           426,807
Capital contributions                                                 -                2,213               (2,213)               -
Capital distributions                                                 -                   -                (2,277)           (2,277)
Net income                                                           318              27,558                3,938            31,814
                                                       ------------------  ------------------   ------------------   ---------------
Partners' capital at December 31, 1999                             4,620             405,271               46,453           456,344
Capital contributions                                                 -                8,437               (8,437)               -
Capital distributions                                                 -                   -                (2,158)           (2,158)
Net income                                                           469              42,324                4,078            46,871
                                                       ------------------  ------------------   ------------------   ---------------
Partners' capital at December 31, 2000                            $5,089            $456,032              $39,936          $501,057
                                                       ==================  ==================   ==================   ===============

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
           Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 2000, 1999 and 1998

(In thousands)                                                                               2000           1999          1998
                                                                                         ------------   ------------  -------------
Cash flows from operating activities:
      Net income                                                                            $ 46,871       $ 31,814       $ 32,869
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                       31,517         32,820         23,877
          Gain on sale of assets                                                             (24,921)        (3,804)        (8,190)
          Equity in earnings of unconsolidated entities                                       (1,251)            (8)            -
          Other                                                                               (1,211)            38            465
      Change in assets and liabilities, net of acquisitions and dispositions:
          Decrease (increase) in accounts and notes receivable                                 7,719        (10,978)         1,221
          Decrease (increase) in accrued straight-line rents                                   1,139         (3,769)        (5,269)
          Additions to tenant leasing costs                                                   (3,546)        (2,614)        (2,531)
          (Increase) decrease in prepaid expenses and other assets                              (760)           660            533
          (Decrease) increase in accounts payable and accrued expenses                        (3,367)        (2,345)         5,885
          Increase (decrease) in due to affiliates                                            48,880         29,171         (5,942)
          (Decrease) increase in rent received in advance and security deposits               (1,624)           847          2,143
                                                                                         ------------   ------------  -------------
              Total adjustments                                                               52,575         40,018         12,192
                                                                                         ------------   ------------  -------------
              Net cash provided by operating activities                                       99,446         71,832         45,061
                                                                                         ------------   ------------  -------------
Cash flows from investing activities:
      Acquisitions and additions to rental property                                          (18,663)        (8,042)       (53,148)
      Additions to land held for development                                                  (3,480)        (6,431)       (22,193)
      Additions to construction in progress                                                  (37,175)       (83,138)      (127,162)
      Contributions to unconsolidated entities                                                (7,622)        (1,296)        (8,621)
      (Increase) decrease in restricted deposits                                             (22,152)          (944)           264
      Proceeds from sales of  properties                                                     145,573         38,409         82,842
                                                                                         ------------   ------------  -------------
              Net cash provided (used) by investing activities                                56,481        (61,442)      (128,018)
                                                                                         ------------   ------------  -------------
Cash flows from financing activities:
      Capital distributions                                                                   (2,158)        (2,277)        (2,277)
      Capital contributions                                                                       -              -          18,583
      Additions to deferred financing costs                                                       -              (2)          (351)
      Payments on unsecured line of credit                                                  (140,250)             -         85,250
      Proceeds from refinancing of existing mortgages                                             -           4,905             -
      Repayments on notes and mortgages payable                                              (16,009)        (7,975)       (18,565)
                                                                                         ------------   ------------  -------------
              Net cash (used) provided by financing activities                              (158,417)        (5,349)        82,640
                                                                                         ------------   ------------  -------------
      (Decrease) increase in cash and cash equivalents                                        (2,490)         5,041           (317)
Cash and cash equivalents, beginning of the period                                             8,309          3,268          3,585
                                                                                         ------------   ------------  -------------
Cash and cash equivalents, end of the period                                                 $ 5,819        $ 8,309        $ 3,268
                                                                                         ============   ============  =============

Supplemental disclosure of cash flow information:
      Cash paid for interest, net of capitalized interest of $2,341 in 2000,
          $5,177 in 1999 and $4,894 in 1998)                                                $ 30,085       $ 19,642       $ 17,003
                                                                                         ============   ============  =============

Supplemental disclosure of noncash investing and financing activities:

(a) During 1998, we funded a portion of the aggregate purchase price of our property acquisitions by assuming $20.5 million of debt and liabilities.

(b) During 2000, we contributed $152.6 million of assets to an unconsolidated joint venture.

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


(1)  Description of Business and Summary of Significant Accounting Policies

(a)  Business

     We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring developing and operating office buildings across the United States. At December 31, 2000, we owned 51 operating properties with no properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

     Our general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1% interest in us at December 31, 2000. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned approximately 89.3% interest in us at December 31, 2000, and various other individuals and entities, which owned an approximate 9.7% aggregate interest in us at December 31, 2000.

(b)  Basis of Presentation

     Our accounts and those of our wholly owned subsidiary are consolidated in the accompanying financial statements. We use the equity method to account for our investments in and our share of earnings or losses of unconsolidated entities. These entities are not majority-owned or controlled by us.

     Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets, determination of useful lives of assets subject to depreciation or amortization and evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

(c)  Rental Property

     Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continues to be recognized until the date of sale.

     Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building................................................   30 to 50 years
Building components .........................................   7 to 20 years
Tenant improvements .........................................   Lesser of the terms of the leases or
                                                                useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment....   5 to 15 years

     Specifically identifiable costs associated with properties and land in development are capitalized. Capitalized costs may include salaries and related costs, real estate taxes, interest, pre-construction costs essential to the development of a property, development costs, construction costs and external acquisition costs. Costs of significant improvements, renovations and replacements to rental properties are capitalized. Expenditures for maintenance and repairs are charged to operations as they are incurred.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


     If events or changes in circumstances indicate that the carrying value of a rental property or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

     We recognize gains from sales of rental properties and land at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by us with the properties sold are met. If the criteria are not met, we defer the gains and recognize them when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

(d)  Tenant Leasing Costs

     We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(e)  Deferred Financing Costs

     We defer fees and costs incurred to obtain financing. They are amortized using the interest method over the term of the loan to which they apply.

(f)  Real Estate Service Contracts and Other Intangibles

     The costs of real estate service contracts and other identified intangible assets are amortized on a straight-line basis over the expected lives of the assets.

(g)  Fair Values of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. Fair value information relating to mortgages and notes payable is provided in Note 2.

(h)  Revenue Recognition

     We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of their respective leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. Accrued straight-line rents is net of an allowance for estimated uncollectible amounts. The allowance is based on the expected future cash flows determined based on current information and management's assessment of the tenants' ability to fulfill their lease obligations. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred.

(i)  Income and Other Taxes

     We make no provision for federal and state income taxes because the partners report their share of our taxable income or loss and any available tax credits on their income tax returns.

(j)  Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(k)  Segment Information

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


     We have one reportable business segment, real estate property operations. Business activities and operating segments that are not reportable are included in other operations.

(l)  Stock Option Plan

     We are a participant in CarrAmerica's 1997 stock option and incentive plan. We use the intrinsic value method to account for awards under the stock option plan. Under this method, we record compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeds the amount the employee is required to pay to acquire the unit or stock.

(m)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet. The derivatives must be measured at fair value. We have adopted this statement as of January 1, 2001. Because we use derivatives on only a limited basis and in a manner that will qualify for treatment as cash flow hedges under SFAS No. 133, adoption of SFAS No. 133 will not have a material impact on our financial statements.

(n)  Reclassifications

     Some prior years' amounts have been reclassified to conform to the current year's presentation.

(2)  Mortgages and Notes Payable

     Our mortgages and notes payable are summarized as follows:

(In thousands)                        December 31, 2000  December 31, 1999
                                      -----------------  -----------------

Fixed rate mortgages                  $         141,062   $        156,580
Unsecured credit facility                           500            140,750
Fixed rate note payable to affiliate             28,054             28,545
                                      -----------------  -----------------
                                      $         169,616   $        325,875
                                      =================  =================

     Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from August 2001 through May 2017. The weighted average interest rate of mortgages payable was 7.99% at December 31, 2000 and 8.08% at December 31, 1999.

     We and CarrAmerica have a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. The credit facility bears an interest rate, based on CarrAmerica's choice, of either the higher of the prime rate or the Federal Funds Rate or 70 basis points above the 30-day London Interbank Offered Rate (LIBOR).
CarrAmerica usually selects the interest rate equal to 70 basis points above the 30-day LIBOR rate for initial draws and when LIBOR contracts expire. The credit facility matures in August 2001 and CarrAmerica is in the process of negotiating the terms of renewal. Based on the progress of the negotiations, CarrAmerica expects that we will continue to have credit available to meet our needs on
satisfactory terms.   At December 31, 2000, we and CarrAmerica had $270.3
million available for draw under the credit facility.

     Our unsecured credit facility contains financial and other covenants with which we and/or CarrAmerica , as applicable, must comply. Some of these covenants include:

 .  A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;
 .  A minimum ratio of annual EBITDA to debt service;

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

 .  A maximum ratio of total debt to tangible fair market value of assets;
 . Restrictions on the ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties.

         We have a $30.0 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242,000. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets. The outstanding balance of the note payable to CarrAmerica was $28.1 million and $28.5 million at December 31, 2000 and 1999, respectively.

Debt maturities at December 31, 2000 are as follows:

        (In thousands)

        2001                              $      33,339
        2002                                      9,947
        2003                                     20,511
        2004                                     15,601
        2005                                     12,205
        2006 and thereafter                      78,013
                                         ---------------
                                          $     169,616
                                         ===============

         Restricted deposits consist primarily of escrow deposits. These deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

         The estimated fair value of our mortgages payable and note payable to affiliate at December 31, 2000 and 1999 was approximately $174.3 million and $190.2 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. The fair value of the unsecured credit facility at December 31, 2000 and 1999 approximates book value.

(3)      Partners' Capital Contributions, Distributions and Participation
         Percentages

         Our Second Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement") details the rights of our owners. Our ownership is expressed in partnership units ("Units"). Units currently are designated as Class A, B, C, D or E Units. Class D Units have first preference. Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of available cash (defined in the Partnership Agreement). Class C Units do not share in the allocation of available cash. Class C Units may be converted to Class A Units over time based on a conversion factor described in the Partnership Agreement. Class E Units have a special allocation of our losses.

         On the first anniversary of the date of issuance (or two years from the date of issuance for Class D Units), each holder of Class A Units, Class D Units or Class E Units may require us to redeem their Units. Redemption is subject to certain limitations. Upon redemption of a Unit, the holder will receive, at CarrAmerica's option, either (i) cash in the amount equal to the market value of one share of CarrAmerica common stock (subject to certain anti-dilution adjustments) or (ii) one share of CarrAmerica common stock. In lieu of us redeeming Class A, Class D or Class E Units for cash, CarrAmerica has the right to assume directly and satisfy the redemption right of a Unit holder. Holders of Class B Units and Class C Units are not entitled to exercise this redemption right.

         The following Units were outstanding:

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                        December 31,      December 31,      December 31,
                            2000              1999              1998
                      ----------------  ----------------  ----------------
      Class A Units           842,743           959,684           950,111
      Class B Units        12,976,269        12,683,731        12,584,630
      Class C Units           268,077           431,674           539,593
      Class D Units           259,363           271,363           271,363
      Class E Units            16,520            16,520            16,520
                      ----------------  ----------------  ----------------
                           14,362,972        14,362,972        14,362,217
                      ================  ================  ================

(4)  Lease Agreements

     Space in our rental properties is leased to approximately 292 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2000 are summarized as follows:

        (Dollars in thousands)                     Percentage of
                                      Future        Total Space
                                     Minimum        Under Lease
                                       Rent           Expiring
                                  --------------  ---------------
        2001                           $ 82,198              11.9
        2002                             77,633              11.3
        2003                             63,080              12.1
        2004                             52,856              16.8
        2005                             39,570               9.5
        2006 & thereafter               112,969              38.4
                                  --------------
                                      $ 428,306
                                  ==============


     Leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

(5)  Investments in Unconsolidated Entities and Affiliate Transactions

     We own interests ranging from 21.2% to 49.0% in real estate property operations and development operations through unconsolidated entities. We had three investments in 2000 and one investment in both 1999 and 1998 in these entities.

     The combined condensed financial information for the unconsolidated entities accounted for under the equity method is as follows:

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

(In thousands)

                                                              December 31,
      Balance Sheets                                      2000           1999
                                                      -------------  -------------
      Assets
      ------
      Rental property, net                             $   409,516     $       -
      Land held for development                             24,951             -
      Construction in progress                              46,173         47,134
      Cash and cash equivalents                             14,680            372
      Other assets                                           4,092            994
                                                      -------------  -------------
                                                        $  499,412     $   48,500
                                                      =============  =============
      Liabilities and Partners' Capital
      ---------------------------------
      Liabilities:
           Notes payable                                $   26,835     $   18,500
           Other liabilities                                13,058             78
                                                      -------------  -------------
                Total liabilities                           39,893         18,578
      Partners' capital                                    459,519         29,922
                                                      -------------  -------------
                                                        $  499,412     $   48,500
                                                      =============  =============

      Statements of Operations                            2000           1999           1998
                                                      -------------  -------------  -------------
      Revenue                                           $   24,025       $     -       $     -
      Depreciation and amortization expense                  7,512             -             -
      Interest expense                                         113             -             -
      Other expenses                                         9,570             -            197
                                                      -------------  -------------  -------------
                Net income                               $   6,830       $     -       $   (197)
                                                      =============  =============  =============



     CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all our office properties. During 2000, 1999 and 1998, respectively, we incurred management fees of $2.7 million, $3.8 million and $3.0 million, respectively, for services performed by CARSI. Additionally, CARSI reimburses us for services our personnel provide to CARSI. These reimbursements amounted to $3.4 million, $3.5 million and $2.9 million in 2000, 1999 and 1998, respectively.

(6)  Gain on Sale of Assets

     We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our and CarrAmerica's long-term strategic or return objectives or where market conditions for sale are favorable. During 2000, we disposed of three properties. We recognized a gain of $6.0 million on these transactions.

     On August 17, 2000, we closed on a joint venture transaction with New York State Teachers Retirement System ("NYSTRS"). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We contributed 21 properties and land held for development. We received approximately $107.0 million in cash, including payment on an intercompany obligation, and a 21.2% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $18.9 million.

     During 1999 and 1998, we disposed of three rental properties each year. We recognized gains of $3.8 and $8.2 million in 1999 and 1998, respectively.

(7)  Commitments and Contingencies

     At December 31, 2000, we were contingently liable for letters of credit related to various completion escrows and on a performance bond amounting to approximately $10,000.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


      We participate in CarrAmerica's 401(k) plan for employees under which we match 50% of employee contributions up to the first 4% of pay. We also make a base contribution of 3% of pay for participants who remain employed on December 31 (end of plan year). Our contributions to the plan are subject to a five-year graduated vesting schedule. Our contributions to the plan were $216,000 in 2000, $201,000 in 1999 and $73,000 in 1998. In 2001, the vesting schedule is changing to four years, 25% per year, and our contribution will be 75% of employee contributions up to the first 6% of pay.

      In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, result of operations or liquidity.

      During 2000 and 1999, we have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $475.0 million as of December 31, 2000. These notes are in the form of $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007 and $100 million of 6.875% notes due in 2008. CarrAmerica's senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

      .  Limits on CarrAmerica's total indebtedness on a consolidated basis;
      . Limits on CarrAmerica's secured indebtedness on a consolidated basis; . Limits on CarrAmerica's required debt service payments.

(8)   Quarterly Financial Information (unaudited)

      The following is a summary of quarterly results of operations for 2000 and 1999:

2000                              Quarter     Quarter     Quarter     Quarter
----                             ----------  ----------  ----------  ---------

Real estate operating revenue      $33,753     $35,787     $30,785     $24,460
Real estate operating income         7,514       7,053       3,792         787
Net income                           7,712       8,624      15,833      14,702

1999
----
Real estate operating revenue       28,922      30,354      34,796      33,258
Real estate operating income         6,974       7,347       6,279       5,782
Net income                           7,057       8,004       8,391       8,362

Note: Net income for the second, third and fourth quarter of 2000 includes gain on sale of assets of $978, $11,352 and $12,591, respectively.


(9)   Segment Information

      Our reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations.

      Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

       . Net income (loss) - computed in accordance with generally accepted accounting principles (GAAP);
       . Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;
       . Plus depreciation and amortization of assets uniquely significant to the real estate industry;

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


       . Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

        Operating results of our reportable segment and our other operations are summarized as follows:

                                             As of and for the year ended December 31, 2000
                                            -------------------------------------------------
                                             Real Estate
                                               Property          Other
(In millions)                                 Operations       Operations         Total
                                            ---------------  ---------------  ---------------
Operating revenue                             $      121.0      $       3.8     $      124.8
Segment expense                                       40.0              6.5             46.5
                                            ---------------  ---------------  ---------------
Net segment revenue (expense)                         81.0             (2.7)            78.3
Interest expense                                      11.5             16.1             27.6
Other income, net                                      1.4              1.0              2.4
                                            ---------------  ---------------  ---------------
Funds from operations                         $       70.9      $     (17.8)            53.1
                                            ===============  ===============

Adjustments:

  Depreciation and amortization                                                        (31.1)
  Gain on sale of assets                                                                24.9
                                                                              ---------------

Net income                                                                      $       46.9
                                                                              ===============
Total assets                                  $      627.7     $      136.8     $      764.5
                                            =================================================
Expenditures for long-lived assets            $       22.2     $       40.7     $       62.9
                                            =================================================



                                             As of and for the year ended December 31, 1999
                                            -------------------------------------------------
                                              Real Estate
                                               Property          Other
(In millions)                                 Operations       Operations         Total
                                            ---------------  ---------------  ---------------
Operating revenue                             $      123.5      $       3.8     $      127.3
Segment expense                                       41.3              6.3             47.6
                                            ---------------  ---------------  ---------------
Net segment revenue (expense)                         82.2             (2.5)            79.7
Interest expense                                      12.8              7.7             20.5
Other income, net                                      0.2              1.1              1.3
                                            ---------------  ---------------  ---------------
Funds from operations                          $      69.6     $       (9.1)            60.5
                                            ===============  ===============

Adjustments:

  Depreciation and amortization                                                        (32.5)
  Gain on sale of assets                                                                 3.8
                                                                              ---------------
Net income                                                                      $       31.8
                                                                              ===============
Total assets                                   $     766.2     $       63.0     $      829.2
                                            =================================================
Expenditures for long-lived assets             $      10.7     $       89.6     $      100.3
                                            =================================================

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                                             As of and for the year ended December 31, 1998
                                            -------------------------------------------------
                                               Real Estate
                                               Property           Other
(In millions)                                  Operations       Operations         Total
                                            ---------------  ---------------  ---------------
Operating revenue                               $    101.0        $     3.6       $    104.6
Segment expense                                       34.2              6.3             40.5
                                            ---------------  ---------------  ---------------
Net segment revenue (expense)                         66.8             (2.7)            64.1
Interest expense                                      11.8              4.7             16.5
Other income, net                                      0.2              0.8              1.0
                                            ---------------  ---------------  ---------------
Funds from operations                           $     55.2        $    (6.6)            48.6
                                            ===============  ===============

Adjustments:

  Depreciation and amortization                                                        (23.9)
  Gain on sale of assets                                                                 8.2
                                                                              ---------------

Net income                                                                        $     32.9
                                                                              ===============

Total assets                                    $    667.2        $   112.4       $    779.6
                                            =================================================
Expenditures for long-lived assets              $     55.7        $   149.4       $    205.1
                                            =================================================

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
       Real Estate and Accumulated Depreciation as of December 31, 2000

                                                                                                         Gross Amount at
(In thousands)                                                                                           Which Carried at
                                                                 Initial Costs         Costs             Close of Period
                                                              ------------------     Capitalized       -------------------
                                                                   Buildings and    Subsequent to             Building and
Properties                                  Encumbrances      Land  Improvements   Acquisition/1/      Land   Improvements    Total
--------------------------------------      ------------      ----  ------------   --------------      ----   ------------    -----
Orange County/Los Angeles:
     South Coast Executive Center                 15,000     3,324        17,212            2,440     3,388         19,588   22,976
     2600 W. Olive                                19,152     3,855        25,054            2,941     3,904         27,946   31,850
     Bay Technology Center                             -     2,442        11,164              552     2,462         11,696   14,158

San Diego:
     Jaycor                                       11,611     5,123        11,754            1,690     5,154         13,413   18,567

San Francisco Bay Area:
     San Mateo Center I                                -     5,703         9,126              109     5,710          9,228   14,938
     San Mateo II & III                                -     9,723        15,556              992     9,817         16,454   26,271

Denver, CO:
     Harlequin Plaza                                   -     4,746        21,344            7,774     4,748         29,116   33,864
     Quebec Court I & II                               -     2,368        19,819           10,267     2,371         30,083   32,454
     Quebec Centre                                     -     1,423         5,659              859     1,423          6,518    7,941

Seattle, WA:
     Canyon Park Commons 1, 2,                     5,196     2,375         9,958            1,529     2,380         11,482   13,862

Salt Lake City, UT:
     Sorenson Research Park                        3,936     4,389        25,304            3,264     5,017         27,940   32,957
     Sorenson XI                                       -     1,490             -            5,712     3,115          4,087    7,202
     Wasatch Corporate Center                     12,269     3,318        15,495              465     3,587         15,691   19,278
     Wasatch Corporate Center 17, 18                   -     2,636             -           11,602     2,537         11,701   14,238
     Wasatch Corporate Center 16                       -     1,172             -            1,080     2,252              -    2,252

Chicago, IL:
     Bannockburn I & II                           17,714     3,448        22,928            4,580     3,472         27,484   30,956
     Bannockburn IV                                    -     1,914        12,729              534     1,924         13,253   15,177

Austin, TX:
     City View Centre                                  -     1,718        13,854            1,155     1,720         15,007   16,727
     City View Center                                  -     1,890             -           13,647     2,107         13,430   15,537
     Tower of the Hills                                -     1,633        13,625            1,002     1,634         14,626   16,260

Dallas, TX:
     Cedar Maple Plaza                                 -     1,220        10,982            1,039     1,225         12,016   13,241
     Quorum North                                  6,369     1,357         9,078            1,249     1,368         10,316   11,684
     Quorum Place                                      -     1,941        14,234            1,800     1,954         16,021   17,975
     Two Mission Park                                  -       823         4,326              928       831          5,246    6,077
     Commons @ Las Colinas 1, 3                        -     9,990             -           90,643    10,032         90,601  100,633
     5000 Quorum                                       -     1,774        15,616              994     1,782         16,602   18,384
     Royal Ridge                                       -     1,960             -              137     2,097              -    2,097

Phoenix, AZ:
     Qwest Communications                         42,441    18,517        74,069              786    18,641         74,731   93,372
     Concord Place                                 7,374     3,337        16,675            1,101     3,348         17,765   21,113
                                                --------  --------      --------         --------  --------       -------- --------
PROPERTY TOTALS                                 $141,062  $105,609      $395,561         $170,871  $110,000       $562,041 $672,041
                                                ========  ========      ========         ========  ========       ======== ========

(In thousands)
                                                 Accumulated             Date of       Year of
Properties                                      Depreciation        Construction   Acquisition
--------------------------------------          ------------        ------------   -----------
Orange County/Los Angeles:
     South Coast Executive Center                      3,066                1987          1996
     2600 W. Olive                                     3,833                1986          1997
     Bay Technology Center                             1,204                1985          1997

San Diego:
     Jaycor                                              895                1989          1998

San Francisco Bay Area:
     San Mateo Center I                                  987                1986          1997
     San Mateo II & III                                2,012                1985          1997

Denver, CO:
     Harlequin Plaza                                   5,559                1981          1996
     Quebec Court I & II                               5,410           1979-1980          1996
     Quebec Centre                                     1,442                1985          1996

Seattle, WA:
     Canyon Park Commons 1, 2,                         1,172          1988, 2000          1997

Salt Lake City, UT:
     Sorenson Research Park                            3,511           1988-1997          1997
     Sorenson XI                                         394                1999          1997
     Wasatch Corporate Center                          1,850                1996          1997
     Wasatch Corporate Center 17, 18                   1,292           1998-1999          1997
     Wasatch Corporate Center 16                           -                 N/A          1999

Chicago, IL:
     Bannockburn I & II                                3,859                1980          1997
     Bannockburn IV                                    1,675                1988          1997

Austin, TX:
     City View Centre                                  2,978                1985          1996
     City View Center                                  2,239                1998          1996
     Tower of the Hills                                1,552                1986          1997

Dallas, TX:
     Cedar Maple Plaza                                 1,639                1985          1997
     Quorum North                                      1,549                1983          1997
     Quorum Place                                      2,455                1981          1997
     Two Mission Park                                    821                1983          1997
     Commons @ Las Colinas 1, 3                        4,635                1999          1998
     5000 Quorum                                       1,735                1984          1998
     Royal Ridge                                           -                 N/A          2000

Phoenix, AZ:
     Qwest Communications                              6,954                1988          1997
     Concord Place                                     1,382                1989          1998
                                                     -------
PROPERTY TOTALS                                      $66,100
                                                     =======

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

     Base building                                                30 to 50 years
     Building components                                          7 to 20 years
     Tenant improvements                                          Lesser of the terms of the leases or useful lives of the assets
     Leasehold improvements, furniture, fixtures and equipment    5 to 15 years

The aggregate cost for federal income tax purposes was approximately $468,829,000 at December 31, 2000.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2000, 1999 and 1998 are as follows:

                                               Real Estate Assets                                       Accumulated Depreciation
                                        -----------------------------                                 ----------------------------
(In thousands)                               2000      1999      1998                                     2000      1999      1998
--------------------------------------- ---------  --------  --------                                 --------  --------  --------
Balance, beginning of period            $ 815,967  $762,580  $624,085  Balance, beginning of period   $ 57,733  $ 32,546  $ 13,360
     Acquisitions                               -         -    94,153    Depreciation for the period    28,252    28,742    22,331
     Improvements                          59,318    90,537   122,086    Sales, retirements and
     Sales, retirements and write-offs   (203,244)  (37,150)  (77,744)     write-offs                  (19,885)   (3,555)   (3,145)
                                        ---------  --------  --------                                 --------   -------  --------
Balance, end of period                  $ 672,041  $815,967  $762,580  Balance, end of period         $ 66,100   $ 57,733 $ 32,546
                                        =========  ========  ========                                 ========   ======== ========

/1/ Costs capitalized are offset by retirements and writeoffs.

CarrAmerica Portfolio - Real Estate and Accumulated Depreciation
As of December 31, 2000
Reconciliation to Report

        Property Number                Land             Building        Depreciation
--------------------------------  ----------------   ----------------  ---------------
Total before eliminations
  from table                              110,000            562,041           66,100

Report adjustments
                            720                                    1              (29)
                            721                                   63
                           7079                (2)
                           7022                12                (12)
                           7044                                    3
                           7081                                   11
                           7061                18                 11
                           7087                79                (79)
                            791                                    1                2
                            798                                   12
                           7002                                    1
                           7051                                  (17)
                           7074                                   24
                           7012                                  (62)            (301)


                           7024                40                (40)
                           7007                82                (82)
                           7013                                   32
                           7038                                   41                1

                                          110,229            561,949           65,773

Total adjustments                             229                (92)            (327)
Eliminations                                  (24)           (39,059)            (727)
Rounding adjustments                            7                  6               (6)        212
                                  ----------------   ----------------  ---------------
                                          110,212            522,896           65,040

Balances per F/S
Land                                      644,326
Land Held                                  47,984
Buildings                                                  1,836,214
TI                                                           325,936
FFE                                                            6,844
CIP                                                           48,300
Accumulated Depreciation                                                      381,260
                                  ----------------   ----------------  ---------------
                                          692,310          2,217,294          381,260