Form 10-Q
period 2001-03-31
CARRAMERICA REALTY L P
filed 2001-05-15
CIK 1040554

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED March 31, 2001
                                         --------------

                         COMMISSION FILE NO. 000-22741
                                             ---------


                           CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                  52-1976308
-------------------------------         ----------------------------------------
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


              Number of Partnership Units outstanding of each of
                 the registrant's classes of Partnership Units
                             as of March 31, 2001:
                            (# of shares) 14,362,971

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

                           YES    X           NO
                               ---------         _________

                                     Index
                                     -----

                                                                                                          Page
                                                                                                          ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary
         as of March 31, 2001 (unaudited) and December 31, 2000 ......................................       4

         Consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the
         three months ended March 31, 2001 and 2000 (unaudited) ......................................       5

         Consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary for the
         three months ended March 31, 2001 and 2000 (unaudited) ......................................       6

         Notes to consolidated financial statements (unaudited).......................................   7 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................................................  9 - 13


Item 3:  Quantitative and Qualitative Disclosures About Market Risk...................................      14

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.............................................................      15

                                    Part I
                                    ------

Item 1.  Financial Information
         ---------------------

The information contained in the following consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary reflect all adjustments that are necessary for a fair presentation of the financial statements for the interim periods.

These financial statements should be read along with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
                  As of March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                March 31,             December 31,
                                                                   2001                   2000
                                                            -------------------    -------------------
(In thousands)                                                  (unaudited)
Assets
Rental property:
      Land                                                   $          99,946      $          103,294
      Buildings                                                        492,198                 505,043
      Tenant improvements                                               57,711                  56,089
      Furniture, fixtures, and equipment                                   321                     909
                                                            ------------------     -------------------
                                                                       650,176                 665,335
      Less - accumulated depreciation                                  (71,517)                (66,100)
                                                            ------------------     -------------------
           Total rental property                                       578,659                 599,235

Land held for development                                                6,007                   6,706
Cash and cash equivalents                                                9,325                   5,819
Restricted deposits                                                     22,707                  24,332
Accounts and notes receivable, net                                      11,520                  13,795
Investments in unconsolidated entities                                  94,876                  89,616
Accrued straight-line rents                                             10,709                  10,810
Tenant leasing costs, net                                               12,430                  12,578
Deferred financing costs, net                                              211                     231
Prepaid expenses and other assets, net                                   1,238                   1,424
                                                            ------------------     -------------------
                                                             $         747,682      $          764,546
                                                            ==================     ===================

Liabilities and Partners' Capital
Liabilities:
      Mortgages and notes payable                            $         159,812      $          169,616
      Accounts payable and accrued expenses                             13,597                  15,768
      Due to affiliates                                                 71,450                  73,495
      Rent received in advance and security deposits                     5,709                   4,610
                                                            ------------------     -------------------
           Total liabilities                                           250,568                 263,489

Partners' capital:
      General partner                                                    5,056                   5,089
      Limited partners                                                 492,058                 495,968
                                                            ------------------     -------------------

           Total partners' capital                                     497,114                 501,057

Commitments and contingencies
                                                            ------------------     -------------------

                                                             $         747,682      $          764,546
                                                            ==================     ===================

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000

--------------------------------------------------------------------------------


(Unaudited and in thousands)                                  2001        2000
                                                            --------    -------

Operating revenues:
     Rental revenues:
        Minimum base rent                                   $ 21,560    $ 27,495
        Recoveries from tenants                                3,016       4,388
        Other tenant charges                                     990       1,777

                                                            --------    --------

            Total rental revenues                             25,566      33,660

     Cost reimbursements                                         105          93
                                                            --------    --------

            Total operating revenues                          25,671      33,753
                                                            --------    --------
Operating expenses:
     Property expenses:
        Operating expenses                                     6,949       7,164
        Real estate taxes                                      1,493       3,308
     Interest expense                                          4,665       6,339
     General and administrative                                2,202       1,190
     Depreciation and amortization                             7,510       8,242
                                                            --------    --------

            Total operating expenses                          22,819      26,243
                                                            --------    --------

            Operating income                                   2,852       7,510
                                                            --------    --------

Other (loss) income:
     Interest income                                             265         202
     Equity in earnings of unconsolidated entities             1,157          --
     Loss on sale of assets and other provisions, net         (7,566)         --
                                                            --------    --------
            Total other (loss) income                         (6,144)        202
                                                            --------    --------

            Net (loss) income                               $ (3,292)   $  7,712
                                                            ========    ========

        Net (loss) income attributable to general partner   $    (33)   $     77
                                                            ========    ========
        Net (loss) income attributable to limited partners  $ (3,259)   $  7,635
                                                            ========    ========



See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    For the Three Months Ended 2001, and 2000

--------------------------------------------------------------------------------

(Unaudited and in thousands)                                                                    2001        2000
                                                                                              --------    --------
Cash flows from operating activities:
     Net (loss) income                                                                        $ (3,292)   $  7,712
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                            7,510       8,242
        Loss on sale of assets and other provisions, net                                         7,566          --
        Equity in earnings of unconsolidated entities                                           (1,157)         --
        Other                                                                                     (301)         --
     Change in assets and liabilities:
        Decrease (increase) in accounts and notes receivable                                     2,346      (1,818)
        Decrease in accrued straight-line rents                                                    101         348
        Additions to tenant leasing costs                                                         (717)       (662)
        Decrease in prepaid expenses and other assets                                              131         180
        Decrease in accounts payable, accrued expenses and due to affiliates                    (4,350)     (1,138)
        Increase (decrease) in rent received in advance and security deposits                    1,151        (231)
                                                                                              --------    --------
            Total adjustments                                                                   12,280       4,921
                                                                                              --------    --------
            Net cash provided by operating activities                                            8,988      12,633
                                                                                              --------    --------
Cash flows from investing activities:
     Acquisitions and additions to rental property                                              (5,958)     (4,574)
     Additions to land held for development                                                       (193)       (736)
     Additions to construction in progress                                                          --      (6,142)
     Distributions from unconsolidated entities                                                     88          --
     Contributions to unconsolidated entities                                                   (4,056)     (2,006)
     Decrease in restricted deposits                                                             1,625         217
     Proceeds from sales of  properties                                                         13,203          --
                                                                                              --------    --------
            Net cash provided by (used by) investing activities                                  4,709     (13,241)
                                                                                              --------    --------
Cash flows from financing activities:
     Capital distributions                                                                        (517)       (569)
     Repayments on notes and mortgages payable                                                  (9,674)     (2,197)
                                                                                              --------    --------
            Net cash used by financing activities                                              (10,191)     (2,766)
                                                                                              --------    --------
     Increase (decrease) in cash and cash equivalents                                            3,506      (3,374)
Cash and cash equivalents, beginning of the period                                               5,819       8,309
                                                                                              --------    --------
Cash and cash equivalents, end of the period                                                  $  9,325    $  4,935
                                                                                              ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $126 and
        $505 for the three months ended March 31, 2001 and 2000, respectively                 $  4,920    $  5,713
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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          We are a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. At March 31, 2001, we owned 51 operating properties with no properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

          Our general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in us at March 31, 2001. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 89% in us at March 31, 2001 and various other individuals and entities, which collectively owned an approximate 10% aggregate interest in us at March 31, 2001.

     (b)  Basis of Presentation

          Our accounts and those of our wholly owned subsidiary are consolidated in the accompanying financial statements. We use the equity method of accounting for our investments in and our share of earnings and losses of unconsolidated entities.

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

     (c)  New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted this statement as of January 1, 2001 and adoption had no effect on the financial statements. We had no derivative instruments as of March 31, 2001.

     (d)  Interim Financial Statements

          The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

     (e)  Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(2)  Mortgages and Notes Payable

     Our mortgages, note payable, and credit facility are summarized as follows (in thousands):

                                                      March 31,   December 31,
                                                        2001          2000
                                                    -----------   ------------
          Fixed rate mortgages                      $   131,388    $  141,062
          Unsecured credit facility                         500           500
          Fixed rate note payable to affiliate           27,924        28,054
                                                    -----------    ----------
                                                    $   159,812    $  169,616
                                                    ===========    ==========

     Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from August 2001 through May 2017.

     We and CarrAmerica have a $450.0 million unsecured credit facility payable to Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. The credit facility matures in August 2001 and CarrAmerica is in the process of negotiating the terms of renewal. Based on the progress of the negotiations, we fully expect that we will continue to have credit available to meet our needs on satisfactory terms. Currently, the credit facility bears an interest rate, as selected by CarrAmerica, of either (i) the higher of the prime rate or the Federal Funds Rate or (ii) 70 basis points above the 30-day London Interbank Offer Rate ("LIBOR"). In the past, CarrAmerica has usually selected interest rates equal to 70 basis points above the 30-day LIBOR rate. As of March 31, 2001, we and CarrAmerica had $219.2 million available for draw under the credit facility.

     We have a $30.0 million borrowing agreement with CarrAmerica. The related note bears interest at 8.5% and requires monthly principal and interest payments of $242,000. The note matures on May 31, 2011. The note is secured by certain office properties and other assets. The outstanding balance of the note payable to CarrAmerica was $27.9 million at March 31, 2001 and $28.1 million at December 31, 2000.

     Debt maturities at March 31, 2001 were as follows:

                          (In thousands)

                          2001                          $  31,080
                          2002                             10,109
                          2003                             20,681
                          2004                             15,602
                          2005                             10,883
                          2006 and thereafter              71,457
                                                    --------------
                                                        $ 159,812
                                                    ==============


(3)  Loss on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended March 31, 2001, we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction: however, we incurred a loss of $6.6 million on our property. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the three months ended March 31, 2001. During the three months ended March 31, 2000, we did not dispose of any properties.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000. It should be read along with the accompanying consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during the above mentioned periods.

RESULTS OF OPERATIONS

         Operating results are summarized as follows:

              ----------------------------------------------------------------------------------
                                                         For the three months ended     Variance
                                                                                       ---------
                                                                  March 31,             2001 vs.
                                                          -----------------------      ---------
              (in millions)                                  2001          2000           2000
                                                             ----          ----           ----
              Operating revenue                           $   25.7      $   33.8      $   (8.1)
              Property operating expense                       8.4          10.5          (2.1)
              General and administrative                       2.2           1.2           1.0
              Depreciation and amortization                    7.5           8.2          (0.7)
              Interest expense                                 4.7           6.3          (1.6)
              Other (loss) income, net                        (6.1)          0.2          (6.3)
              ----------------------------------------------------------------------------------

     Operating revenues decreased $8.1 million (24.0%) in 2001 as compared to 2000. This decrease resulted primarily from properties contributed to Carr Office Park, L.L.C. In August 2000, we contributed properties to Carr Office Park, L.L.C., a joint venture in which we have a 21.2% interest. The decrease in revenues was partially offset by development properties being placed in service and "same store" rental growth. Same store rental revenues grew by approximately 2.7% (approximately $0.6 million). This increase was due primarily to an increase in average rental rates in properties in the San Francisco Bay area in California.

     Property expenses decreased $2.1 million (20.0%) in 2001 as compared to 2000. This was due to the disposition of properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by an increase in same store operating expenses of approximately $0.8 million (12.5%).

     General and administrative expenses increased $1.0 million (85.7%) in 2001 as compared to 2000. The increase in 2001 resulted primarily from allocated costs associated with CarrAmerica's internal process improvement efforts and other initiatives.

     Depreciation and amortization decreased $0.7 million (8.9%) in 2001 compared to 2000. The decrease was due primarily to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by development properties being placed in service.

     Interest expense decreased $1.6 million (25.4%) in 2001 as compared to 2000. This decrease was principally the result of a decrease in total debt from the first quarter of 2000 to the first quarter of 2001.

     Other loss/income decreased $6.3 million in 2001 as compared to 2000 primarily as the result of a loss on the sale of property. During the three months ended March 31, 2001, we disposed of one operating property. We recognized a loss of $6.6 million on this transaction. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the three months ended March 31, 2001. These losses were partially offset by equity in earnings from Carr Office Park, L.L.C. of $1.2 million. During the three months ended March 31, 2000, we did not dispose of any properties.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Consolidated Cash Flows

         Consolidated cash flow information is summarized as follows:

            -------------------------------------------------------------------------------------------
                                                             For the three months ended     Variance
                                                                                         --------------
                                                                     March 31,                2001 vs.
                                                            ---------------------------
            (in millions)                                           2001         2000            2000
                                                                    ----         ----            ----
            Cash provided by operating activities                 $   9.0     $   12.6         $  (3.6)
            Cash provided by (used by) investing activities           4.7        (13.2)           17.9
            Cash used by financing activities                       (10.2)        (2.8)           (7.4)
            -------------------------------------------------------------------------------------------

         Operations generated net cash of $9.0 million in 2001 compared to $12.6 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

         Our investing activities provided net cash of $4.7 million in 2001 compared to using net cash of $13.2 million in 2000. The increase in net cash from investing activities in 2001 is primarily due to decreased development activity and an increase in proceeds from sales of properties.

         Financing activities used net cash of $10.2 million in 2001 and $2.8 million 2000. In 2001, a $7.4 million mortgage balance was repaid in connection with the sale of a property.

Liquidity and Capital Resources

         Our total indebtedness at March 31, 2001 was $159.8 million, of which $0.5 million, or 0.3%, bore a LIBOR-based floating interest rate. Our fixed rate indebtedness bore an effective weighted average interest rate of 8.0% at March 31, 2001 and had a weighted average term to maturity of 5.8 years. We are party (with CarrAmerica) to a $450.0 million unsecured credit facility, of which there was $219.2 million available to borrow as of March 31, 2001. The weighted average interest rate under the unsecured credit facility at March 31, 2001 was 5.78%. The credit facility matures in August 2001 and CarrAmerica is in the process of negotiating the terms of renewal. Based on the progress of the negotiations, we fully expect that we will continue to have credit available to meet our needs on satisfactory terms.

         We will require capital to invest in our existing portfolio of operating assets for major capital projects. These capital projects can be such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Our capital requirements for tenant related capital expenditures are dependent upon a number of factors. These factors include square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During the remainder of 2001, we have 474,184 square feet of leases expiring, representing 10.5% of total leased space.

         In general, we also require capital for development projects currently underway and planned for in the future. As of March 31, 2001, we did not have any wholly owned development properties under construction. We did have minority interests in four development projects totaling 0.5 million square feet of office space under construction. These projects are expected to cost $79.0 million, of which our total investment is expected to be approximately $21.2 million. Through March 31, 2001, approximately $42.6 million, or 53.9%, of the total project costs had been expended. We have financed our investment in projects under construction at March 31, 2001 primarily from the proceeds of assets dispositions and borrowings under the $450 million credit facility. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

         We intend to use cash flow from operations, the unsecured credit facility and the proceeds from the disposition of assets to meet our working capital needs. We anticipate that adequate cash should be

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------
available to fund our operating and administrative expenses, continue to service debt obligations and pay our quarterly distributions. We believe that we will have access to the capital resources necessary to expand and develop our business. However, our ability to access additional capital necessary to support our activities is largely dependent upon CarrAmerica's ability to access capital. Prior to the second quarter of 1998, CarrAmerica primarily met its capital requirements by accessing the public debt and equity markets. As a general matter, conditions in the public equity markets for most REITs have not been favorable since that time. As a result, CarrAmerica has curtailed its acquisition program and satisfied its and our capital requirements through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures to reduce its investment requirements and use of its credit facility (to which we also are a party). If it is determined it is in CarrAmerica's best interest to fund its and our current development projects, it may have to access either the public equity or debt markets at a time when those markets may not be the best source of capital for us or CarrAmerica.

         Our distributions are paid quarterly. We primarily invest amounts accumulated for distribution in short-term investments that are collateralized by securities of the United States Government or certain of its agencies.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
     --------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each operating property in which we own an interest as of March 31, 2001:


                                                              Net
                                                            Rentable
                                                              Area             Percent           Number
        Consolidated Properties                         (square feet)(1)      Leased(2)       of Buildings
       ----------------------------------------------  ------------------  --------------  -----------------
        Southern California, Orange County/Los Angeles
           South Coast Executive Center                           161,692            60.7                  2
           2600 W. Olive                                          144,831           100.0                  1
           Bay Technology Center                                  107,481           100.0                  2
        Southern California, San Diego
           Jaycor                                                 105,358           100.0                  1
        Northern California, San Francisco Bay Area
           San Mateo I                                             70,000           100.0                  1
           San Mateo II and III                                   141,404           100.0                  2
        Seattle:
           Canyon Park Commons                                     95,290           100.0                  1
        Austin, Texas:
           City View Centre                                       136,183           100.0                  3
           Tower of the Hills                                     166,149            96.6                  2
           City View Center                                       128,716           100.0                  1
        Chicago:
           Bannockburn I & II                                     209,582            92.0                  2
           Bannockburn IV                                         108,469            96.0                  1
        Dallas, Texas:
           Quorum North                                           116,182            91.6                  1
           Quorum Place                                           178,296           100.0                  1
           Cedar Maple Plaza                                      113,256            76.9                  3
           Commons @ Las Colinas 1, 2, 3                          604,234           100.0                  3
           Two Mission Park                                        78,037            98.3                  1
           5000 Quorum                                            161,925            94.7                  1
        Denver:
           Harlequin Plaza                                        329,210            92.5                  2
           Quebec Court I & II                                    287,294           100.0                  2
           Quebec Center                                          106,865            98.3                  3
        Phoenix, Arizona:
           US West                                                532,506           100.0                  4
        Salt Lake City, Utah:
           Sorenson Research Park                                 282,944            94.2                  5
           Wasatch Corporate Center                               299,885           100.0                  5
           Sorensen X                                              41,288           100.0                  1

        TOTAL CONSOLIDATED PROPERTIES:                          4,707,077                                 51
        WEIGHTED AVERAGE                                                            96.2%

           (1)  Includes office and retail space but excludes storage space.

           (2) Includes space for leases that have been executed and have commenced as of March 31, 2001.

                     Management's Discussion and Analysis
-------------------------------------------------------------------------------

     The following table sets outs a schedule of the lease expirations as of March 31, 2001:

                                                      Approximate Net          Percent of Leased
                                                   Rentable Area Subject        Square Footage
                                                     to Expiring Lease          Represented by
                  Year of Lease Expiration           (square feet) (1)          Expiring Leases
                  ------------------------        -----------------------    --------------------
                  2001                                            474,184                    10.5%
                  2002                                            500,286                    11.0%
                  2003                                            566,240                    12.5%
                  2004                                            795,623                    17.6%
                  2005                                            395,443                     8.7%
                  2006                                            167,136                     3.7%
                  2007                                            616,942                    13.6%
                  2008                                            190,797                     4.2%
                  2009                                            476,054                    10.5%
                  2010                                            223,470                     4.9%
                  2011 and thereafter                             121,894                     2.7%

     (1)          Excludes 179,008 square feet of vacant space.


FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

* National and local economic, business and real estate conditions that will, among other things, affect:
     *   Demand for office properties
     *   Availability and creditworthiness of tenants
     *   Level of lease rents
     *   Availability of financing for both tenants and us;
*    Adverse changes in the real estate markets, including, among other things:
     *   Competition with other companies
     *   Risks of real estate acquisition and development
*    Actions, strategies and performance of affiliates that we may not control;
*    Governmental actions and initiatives; and
*    Environmental/safety requirements.

           Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Part II

OTHER INFORMATION
-----------------

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  --------

                  None.


         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
     its general partner





/s/ Thomas A. Carr
------------------------------------------------------
Thomas A. Carr, President


/s/ Philip L. Hawkins
------------------------------------------------------
Philip L. Hawkins, Managing Director and Vice President


/s/ Richard F. Katchuk
------------------------------------------------------
Richard F. Katchuk, Chief Financial Officer


Date:   May 15, 2001