Form 10-Q
period 2001-06-30
CARRAMERICA REALTY L P
filed 2001-08-14
CIK 1040554

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 2001
                                           -------------

                          COMMISSION FILE NO. 000-22741
                                              ---------

                            CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   52-1976308
---------------------------------                  ----------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)




                   1850 K Street, N.W., Washington, D.C. 20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)

        Registrant's telephone number, including area code (202) 729-1000
                                                            -------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


       Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of June 30, 2001:
                            (# of shares) 14,362,972


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

                                     Index

                                                                                    Page
                                                                                  --------
Part I:  Financial Information
------------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty, L.P. and
         subsidiary as of June 30, 2001 (unaudited) and December 31, 2000 ......         4

         Consolidated statements of operations of CarrAmerica Realty, L.P.
         and subsidiary for the three months and six months ended
         June 30, 2001 and 2000 (unaudited) ....................................    5 to 6

         Consolidated statements of cash flows of CarrAmerica Realty, L.P.
         and subsidiary for the six months ended June 30, 2001
         and 2000 (unaudited) ..................................................         7

         Notes to consolidated financial statements (unaudited) ................   8 to 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................................  11 to 15


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............        16

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ......................................        17

                                     Part I
                                     ------

Item 1. Financial Information
        ---------------------

The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary reflect all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

These financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2000 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                           Consolidated Balance Sheets
                   As of June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                        June 30,   December 31,
(In thousands)                                                            2001        2000
                                                                      ----------   ------------
                                                                      (unaudited)
Assets
Rental property:
   Land ...........................................................    $ 113,573   $ 103,294
   Buildings ......................................................      530,936     505,043
   Tenant improvements ............................................       58,903      56,089
   Furniture, fixtures, and equipment .............................          494         909
                                                                       ---------   ---------
                                                                         703,906     665,335
   Less - accumulated depreciation ................................      (77,988)    (66,100)
                                                                       ---------   ---------
     Total rental property ........................................      625,918     599,235

Land held for development .........................................        6,157       6,706
Cash and cash equivalents .........................................        7,298       5,819
Restricted deposits ...............................................        1,826      24,332
Accounts and notes receivable, net ................................        9,818      13,795
Investments in unconsolidated entities ............................       47,146      89,616
Accrued straight-line rents .......................................       11,282      10,810
Tenant leasing costs, net .........................................       12,199      12,578
Deferred financing costs, net .....................................          197         231
Prepaid expenses and other assets, net ............................          689       1,424
                                                                       ---------   ---------
                                                                       $ 722,530   $ 764,546
                                                                       =========   =========
Liabilities and Partners' Capital
Liabilities:
   Mortgages and notes payable ....................................    $ 156,673   $ 169,616
   Accounts payable and accrued expenses ..........................       12,406      15,768
   Due to affiliates ..............................................       46,801      73,495
   Rent received in advance and security deposits .................        5,010       4,610
                                                                       ---------   ---------
     Total liabilities ............................................      220,890     263,489

Partners' capital:
   General partner ................................................        5,075       5,089
   Limited partners ...............................................      496,565     495,968
                                                                       ---------   ---------
     Total partners' capital ......................................      501,640     501,057
Commitments and contingencies......................................
                                                                       ---------   ---------
                                                                       $ 722,530   $ 764,546
                                                                       =========   =========

          See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------


(Unaudited and in thousands)                                            2001             2000
                                                                    ----------        ---------
Operating revenues:
   Rental revenues:
     Minimum base rent ............................................ $   22,354        $  28,006
     Recoveries from tenants ......................................      3,041            5,130
     Other tenant charges .........................................        487              778
                                                                    ----------        ---------
        Total rental revenues .....................................     25,882           33,914
   Cost reimbursements ............................................        376            1,873
                                                                    ----------        ---------
        Total operating revenues ..................................     26,258           35,787
                                                                    ----------        ---------
Operating expenses:
   Property expenses:
     Operating expenses ...........................................      5,983            8,026
     Real estate taxes ............................................      2,095            3,474
   Interest expense ...............................................      6,291            6,678
   General and administrative .....................................      2,253            1,191
   Depreciation and amortization ..................................      7,150            9,365
                                                                    ----------        ---------
        Total operating expenses ..................................     23,772           28,734
                                                                    ----------        ---------
        Operating income ..........................................      2,486            7,053
                                                                    ----------        ---------
Other income:
   Interest income ................................................        762              674
   Equity in earnings (loss) of unconsolidated entities ...........      1,880              (81)
   Gain on sale of assets and other provisions, net ...............         64              978
                                                                    ----------        ---------
        Total other income ........................................      2,706            1,571
                                                                    ----------        ---------

        Net income ................................................ $    5,192         $  8,624
                                                                    ==========        =========

     Net income attributable to general partner ................... $       52            $  86
                                                                    ==========        =========
     Net income attributable to limited partners .................. $    5,140         $  8,538
                                                                    ==========        =========

          See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

(Unaudited and in thousands)                                            2001             2000
                                                                     ---------         ---------
Operating revenues:
   Rental revenues:
     Minimum base rent                                               $  43,914        $   55,501
     Recoveries from tenants                                             6,057             9,518
     Other tenant charges                                                1,477             2,555
                                                                     ---------         ---------
        Total rental revenues                                           51,448            67,574
   Cost reimbursements                                                     481             1,966
                                                                     ---------         ---------
        Total operating revenues                                        51,929            69,540
                                                                     ---------         ---------
Operating expenses:
   Property expenses:
     Operating expenses                                                 12,932            15,190
     Real estate taxes                                                   3,588             6,782
   Interest expense                                                     10,956            13,017
   General and administrative                                            4,455             2,377
   Depreciation and amortization                                        14,660            17,607
                                                                     ---------         ---------
        Total operating expenses                                        46,591            54,973
                                                                     ---------         ---------
        Operating income                                                 5,338            14,567
                                                                     ---------         ---------
Other (loss) income:
   Interest income                                                       1,027               872
   Equity in earnings (loss) of unconsolidated entities                  3,037               (81)
   (Loss) gain on sale of assets and other provisions, net              (7,502)              978
                                                                     ---------         ---------
        Total other (loss) income                                       (3,438)            1,769
                                                                     ---------         ---------

        Net income                                                   $   1,900         $  16,336
                                                                     =========         =========

     Net income attributable to general partner                      $      19         $     163
                                                                     =========         =========
     Net income attributable to limited partners                     $   1,881         $  16,173
                                                                     =========         =========



          See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------


(Unaudited and in thousands)                                                            2001         2000
                                                                                     ---------    ----------
Cash flows from operating activities:
  Net income ...................................................................     $  1,900     $  16,336
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................................       14,660        17,607
    Loss (gain) on sale of assets and other provisions, net ....................        7,502          (978)
    Equity in (earnings) loss of unconsolidated entities .......................       (3,037)           81
    Other ......................................................................         (106)           49
  Changes in assets and liabilities:
    Decrease in accounts and notes receivable ..................................        4,048           530
    Increase in accrued straight-line rents ....................................         (472)         (271)
    Additions to tenant leasing costs ..........................................       (1,122)       (1,965)
    Decrease in prepaid expenses and other assets ..............................          646           146
    (Decrease) increase in accounts payable, accrued expenses and due to
      affiliates ...............................................................      (30,181)       46,633
    Increase in rent received in advance and security deposits .................          452           623
                                                                                     ---------    ----------
      Total adjustments ........................................................       (7,610)       62,455
                                                                                     ---------    ----------
      Net cash (used by) provided by operating activities ......................       (5,710)       78,791
                                                                                     ---------    ----------
Cash flows from investing activities:
  Acquisitions and additions to rental property ................................      (59,688)      (10,345)
  Additions to land held for development .......................................         (343)       (1,417)
  Additions to construction in progress ........................................           --       (19,704)
  Distributions from unconsolidated entities ...................................       50,709            --
  Contributions to unconsolidated entities .....................................       (5,224)       (3,428)
  Decrease in restricted deposits ..............................................       22,506           129
  Proceeds from sales of properties ............................................       13,203        23,484
                                                                                     ---------    ----------
      Net cash provided by (used by) investing activities ......................       21,163       (11,281)
                                                                                     ---------    ----------
Cash flows from financing activities:
  Capital distributions ........................................................       (1,161)       (1,169)
  Repayments on notes and mortgages payable ....................................      (12,813)      (66,427)
                                                                                     ---------    ----------
      Net cash used by financing activities ....................................      (13,974)      (67,596)
                                                                                     ---------    ----------
  Increase (decrease) in unrestricted cash and cash equivalents.................        1,479           (86)
Unrestricted cash and cash equivalents, beginning of the period.................        5,819         8,309
                                                                                     ---------    ----------
Unrestricted cash and cash equivalents, end of the period ......................     $  7,298     $   8,223
                                                                                     =========    ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of capitalized interest of $227 and
   1,074 for the six months ended June 30, 2001 and 2000, respectively..........     $ 11,447     $  13,592
                                                                                     =========    ==========


          See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  We are a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. At June 30, 2001, we owned 53 operating properties with no properties under development. We consider our principal markets to be Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

                  Our general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in us at June 30, 2001. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 89% in us at June 30, 2001 and various other individuals and entities, which collectively owned an approximate 10% aggregate interest in us at June 30, 2001.

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

         (c)      New Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted this statement as of January 1, 2001 and the adoption had no effect on the financial statements. We had no derivative instruments as of June 30, 2001.

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

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


(2)      Mortgages and Notes Payable

         Our mortgages, note payable, and credit facility are summarized as follows (in thousands):

                                                      June 30,    December 31,
                                                        2001         2000
                                                      --------    -----------
         Fixed rate mortgages                         $128,880     $141,062
         Unsecured credit facility                          --          500
         Fixed rate note payable to affiliate           27,793       28,054
                                                      --------     --------
                                                      $156,673     $169,616
                                                      ========     ========

         Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from August 2001 through May 2017. Our fixed rate mortgages payable debt bore an effective weighted average interest rate of 8.0% at June 30, 2001. The weighted average term of this debt is 5.5 years.

         On June 28, 2001, CarrAmerica closed on a new three year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are a guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. This replaces the previous $450 million credit facility, under which we were a co-borrower, which would have matured in August 2001. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR.

         We have a $30.0 million borrowing agreement with CarrAmerica. The related note bears interest at 8.5% and requires monthly principal and interest payments of $242,000. The note matures on May 31, 2011. The note is secured by certain office properties and other assets. The outstanding balance of the note payable to CarrAmerica was $27.8 million at June 30, 2001 and $28.1 million at December 31, 2000.

         Debt maturities at June 30, 2001 were as follows:

                 (In thousands)
                 2001                           $ 27,967
                 2002                             10,104
                 2003                             20,538
                 2004                             15,585
                 2005                             11,062
                 2006 and thereafter              71,417
                                                --------
                                                $156,673
                                                ========


(3)      (Loss) Gain on Sale of Assets and Other Provisions, Net

         We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended June 30, 2001, we did not dispose of any operating properties. During the three months ended June 30, 2000, we disposed of 2 operating properties, recognizing a gain of $1.0 million, net of taxes of $0.8 million.

         During the six months ended June 30, 2001 we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.6 million on our property. We also recognized an impairment loss

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


         of $0.9 million on a parcel of land held for development. The only property dispositions during the six months ended June 30, 2000 occurred in the second quarter as discussed above.

(4)      Supplemental Cash Flow Information

         In April 2001, CarrAmerica exercised an option under a loan agreement to acquire two office buildings and related land located in the San Francisco Bay area. CarrAmerica then transferred the buildings and land to us in exchange for approximately $51 million.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2001 and December 31, 2000, and for the three months and six months ended June 30, 2001 and 2000. It should be read along with the accompanying consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during the above mentioned periods.

RESULTS OF OPERATIONS

         Operating results are summarized as follows:

----------------------------------------------------------------------------------------------------------------
                                     For the three months ended   Variance   For the six months ended   Variance
                                              June 30,           ---------           June 30,           --------
                                     --------------------------   2001 vs.   -----------------------    2001 vs.
   (in millions)                          2001        2000          2000         2001         2000        2000
                                         -----       -----       --------       -----        -----      --------
   Operating revenue                     $26.3       $35.8         $(9.5)       $51.9        $69.5      $(17.6)
   Property operating expense              8.1        11.5          (3.4)        16.5         22.0        (5.5)
   General and administrative              2.3         1.2           1.1          4.5          2.4         2.1
   Depreciation and amortization           7.2         9.4          (2.2)        14.7         17.6        (2.9)
   Interest expense                        6.3         6.7          (0.4)        11.0         13.0        (2.0)
   Other (loss) income, net                2.7         1.6           1.1         (3.4)         1.8        (5.2)
----------------------------------------------------------------------------------------------------------------

         For the three months ended June 30, 2001, operating revenues decreased $9.5 million (26.5%) as compared to 2000. For the six months ended June 30, 2001, operating revenues decreased $17.6 million (25.3%) as compared to 2000. These decreases resulted primarily from properties contributed to Carr Office Park, L.L.C. In August 2000, we contributed properties to Carr Office Park, L.L.C., a joint venture in which we have a 21.2% interest. The decreases in revenues were partially offset by development properties being placed in service. Same store rental revenues were essentially flat for the three months ended June 30, 2001 as compared to 2000, and grew by approximately 1.1% ($0.5 million) for the first six months of 2001 as compared to 2000.

         For the three months ended June 30, 2001, property operating expenses decreased $3.4 million (29.6%) as compared to 2000. For the first six months of 2001, property operating expenses decreased $5.5 million (25.0%) as compared to the same period in 2000. In both instances, this was due to the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. Same store operating expenses for 2001 compared to 2000 increased $0.1 million (1.6%) and $0.9 million (6.8%), respectively, for the three and six month periods.

         General and administrative expenses increased $1.1 million (91.7%) during the second quarter of 2001 as compared to the second quarter of 2000. For the six months ended June 30, 2001, general and administrative expenses increased $2.1 million (87.5%) as compared to 2000. The increases in 2001 resulted primarily from costs associated with CarrAmerica's internal process improvement efforts and other initiatives.

         As compared to 2000, depreciation and amortization decreased $2.2 million (23.4%) and $2.9 million (16.5%) for the three months and six months ended June 30, 2001, respectively. The decreases were due primarily to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by development properties being placed in service.

         Interest expense decreased $0.4 million (6.0%) for the three months ended June 30, 2001 as compared to 2000. For the six months ended June 30, 2001, interest expense decreased $2.0 million (15.4%) as compared to 2000. These decreases were principally the result of lower levels of debt in 2001.

         Other income increased $1.1 million (68.8%) in the second quarter of 2001 as compared to 2000 as the result of higher equity in earnings from unconsolidated entities (primarily Carr Office Park, L.L.C.),

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

partially offset by lower gains on sale of assets. Other income decreased $5.2 million for the first half of 2001 as compared to 2000. This decrease is primarily due to a $6.6 million loss on the disposal of one operating property during the first quarter of 2001. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the same period. For the same period in 2000, we recognized a gain of $1.0 million on the disposal of two properties. Increased equity in earnings from unconsolidated entities of $3.1 million partially offset the losses recognized in 2001.

         During the first half of 2001, demand for office space in each of our markets declined in response to an overall decline in these markets. Our results of operations for the second quarter of 2001 were not adversely impacted by the increased market vacancy levels, for several reasons. First, notwithstanding increased vacancies in our markets generally, the occupancy in our portfolio of properties remained strong, as it increased to 96.9% at June 30, 2001, as compared to 96.2% at March 31, 2001. Second, in general, rental rates on space that was re-leased in the second quarter were higher than the rates that were in effect under the expiring leases.

         We expect vacancy rates to continue to increase in most of our markets through the balance of the year due to expected weak demand. As a result, we expect occupancy in our portfolio to decline 1% to 2% between June 30, 2001 and the end of 2001. Should demand weaken beyond 2001 or worsen, occupancy levels may decline further. We do not expect the softened market conditions to have a material adverse affect on our operating results for the remainder of 2001. We continue to expect that space that is re-leased should be re-leased at rental rates in excess of the rates in effect under the expiring leases.

Consolidated Cash Flows

         Consolidated cash flow information is summarized as follows:

-------------------------------------------------------------------------------------------
                                                    For the six months ended     Variance
                                                            June 30,            ----------
                                                    ------------------------     2001 vs.
(in millions)                                           2001        2000           2000
                                                      -------     -------       ----------
Cash (used by) provided by operating activities       $ (5.7)     $ 78.8         $ (84.5)
Cash provided by (used by) investing activities         21.2       (11.3)           32.5
Cash used by financing activities                      (14.0)      (67.6)           53.6
------------------------------------------------------------------------------------------


         Operations used net cash of $5.7 million in 2001 compared to generating cash of $78.8 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results and the payment of accounts payable to affiliates with the monies received as a distribution from Carr Office Park, L.L.C. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

         Our investing activities provided net cash of $21.2 million in 2001 compared to using net cash of $11.3 million in 2000. The increase in net cash from investing activities in 2001 is primarily due to a distribution received from Carr Office Park, L.L.C. from the proceeds of third-party financing on its properties and decreased development activity, partially offset by the acquisition of rental property.

         Financing activities used net cash of $14.0 million in 2001 and $67.6 million 2000. In 2000, we paid down our portion of the unsecured credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, our total indebtedness, comprised entirely of fixed rate debt, was $156.7 million. This debt has an effective weighted average interest rate of 8.0% and an average term to maturity of 5.5 years. On June 28, 2001, CarrAmerica closed on a new three year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are a guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility one year at its option. This facility replaces the previous $450 million credit facility, under which we were a co-borrower, which would have matured in

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

August 2001. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR. CarrAmerica had $408.2 million available for draw at June 30, 2001.

         We will require capital to invest in our existing portfolio of operating assets for major capital projects. These capital projects can be such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Our capital requirements for tenant related capital expenditures are dependent upon a number of factors. These factors include square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During the remainder of 2001, we have 360,544 square feet of leases expiring, representing 7.5% of total leased space.

         In general, we also require capital for development projects currently underway and planned for in the future. As of June 30, 2001, we did not have any wholly owned development properties under construction. We did have minority interests in three development projects totaling 0.3 million square feet of office space under construction. These projects are expected to cost $43.9 million, of which our total investment is expected to be approximately $13.7 million. Through June 30, 2001, approximately $18.9 million, or 43.1%, of the total project costs had been expended. We have financed our investment in projects under construction at June 30, 2001, primarily from the proceeds of asset dispositions. As a result of the refinancing of CarrAmerica's line of credit, we are no longer a co-borrower under that facility, and therefore cannot utilize that facility going forward to satisfy our funding obligations. Instead, we intend to rely on contributions from CarrAmerica, either in the form of equity or debt, to satisfy these obligations. We expect that fundings from CarrAmerica and project-specific financing of selected assets will provide additional funds required to complete current development commitments and to finance the costs of additional projects.

         We intend to use cash flow from operations and the proceeds from the disposition of assets to meet our working capital needs. We anticipate that adequate cash should be available to fund our operating and administrative expenses, continue to service debt obligations and pay our quarterly distributions. We believe that we will have access to the capital resources necessary to expand and develop our business. However, our ability to access additional capital necessary to support our activities is dependent upon CarrAmerica's ability to access capital and willingness to provide us with the funds necessary to satisfy our needs. Prior to the second quarter of 1998, CarrAmerica primarily met its capital requirements by accessing the public debt and equity markets. As a general matter, conditions in the public equity markets for most REITs have not been favorable since that time. As a result, CarrAmerica has curtailed its acquisition program and satisfied its and our capital requirements through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures to reduce its investment requirements and use of its credit facility. If CarrAmerica determines that it is in its best interest to fund its and our current development projects, it may have to access either the public equity or debt markets at a time when those markets may not be the best source of capital for it.

         Our distributions are paid quarterly. We primarily invest amounts accumulated for distribution in short-term investments that are collateralized by securities of the United States Government or certain of its agencies.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each operating property in which we own an interest as of June 30, 2001:

                                                          Net
                                                        Rentable
                                                          Area           Percent        Number
Consolidated Properties                              (square feet)(1)   Leased(2)   of Buildings
----------------------------------------------       -----------------  ---------   ------------
Southern California, Orange County/Los Angeles
   South Coast Executive Center                           161,692           60.2%           2
   2600 W. Olive                                          144,831          100.0%           1
   Bay Technology Center                                  107,481          100.0%           2
Southern California, San Diego
   Jaycor                                                 105,358          100.0%           1
Northern California, San Francisco Bay Area
   San Mateo I                                             70,000          100.0%           1
   San Mateo II and III                                   141,404          100.0%           2
   Ellis @ Middlefield                                    236,400          100.0%           2
Seattle:
   Canyon Park Commons                                     95,290          100.0%           1
Austin, Texas:
   City View Centre                                       136,183          100.0%           3
   Tower of the Hills                                     166,149           96.9%           2
   City View Center                                       128,716          100.0%           1
Chicago:
   Bannockburn I & II                                     209,582           92.0%           2
   Bannockburn IV                                         108,469           96.0%           1
Dallas, Texas:
   Quorum North                                           116,178           97.8%           1
   Quorum Place                                           178,296           99.2%           1
   Cedar Maple Plaza                                      113,256           76.6%           3
   Commons @ Las Colinas 1, 2, 3                          604,234          100.0%           3
   Two Mission Park                                        78,037           98.3%           1
   5000 Quorum                                            162,165           97.6%           1
Denver:
   Harlequin Plaza                                        329,273           98.2%           2
   Quebec Court I & II                                    287,294          100.0%           2
   Quebec Center                                          106,865           87.5%           3
Phoenix, Arizona:
   Qwest Communications                                   532,506          100.0%           4
Salt Lake City, Utah:
   Sorenson Research Park                                 282,944           96.7%           5
   Wasatch Corporate Center                               299,885          100.0%           5
   Sorensen X                                              41,288          100.0%           1
TOTAL CONSOLIDATED PROPERTIES:                          4,943,776                          53
WEIGHTED AVERAGE                                                            96.9%

(1) Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of June 30, 2001.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

The following table is a schedule of our lease expirations for leases in place as of June 30, 2001:

                                     Approximate Net             Percent of Leased
                                  Rentable Area Subject           Square Footage
                                    to Expiring Lease             Represented by
Year of Lease Expiration            (square feet) (1)             Expiring Leases
------------------------          ----------------------        -----------------
2001                                    360,544                        7.5%
2002                                    507,092                       10.6%
2003                                    571,240                       11.9%
2004                                    801,259                       16.7%
2005                                    396,997                        8.3%
2006                                    190,153                        4.0%
2007                                    616,942                       12.9%
2008                                    216,115                        4.5%
2009                                    476,054                        9.9%
2010                                    223,470                        4.7%
2011 and thereafter                     429,064                        9.0%

(1) Excludes 154,850 square feet of vacant space.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

    o National and local economic, business and real estate conditions that will, among other things, affect:
       o Demand for office properties
       o Availability and creditworthiness of tenants
       o Level of lease rents
       o Availability of financing for both tenants and us;
    o Adverse changes in the real estate markets, including, among other things:
       o Competition with other companies
       o Risks of real estate acquisition and development
    o Actions, strategies and performance of affiliates that we may not control;
    o Governmental actions and initiatives; and
    o Environmental/safety requirements.

           Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Part II

OTHER INFORMATION
-----------------

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits
          --------

          10.1 Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and as Administrative Agent for the Banks, J.P. Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report of CarrAmerica Realty Corporation on Form 10-Q for the quarter ended June 30, 2001).

          10.2 Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty, L.P. in favor of Chase Manhattan Bank incorporated by reference to Exhibit 10.2 to the Quarterly Report of CarrAmerica Realty Corporation on Form 10-Q for the quarter ended June 30, 2001).


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


CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By: CarrAmerica Realty GP Holdings, Inc.,
    its general partner





/s/ Thomas A. Carr
-------------------------------------------
Thomas A. Carr, President


/s/ Richard F. Katchuk
-------------------------------------------
Richard F. Katchuk, Chief Financial Officer





Date: August 14, 2001