Form 10-Q
period 2001-09-30
CARRAMERICA REALTY L P
filed 2001-11-13
CIK 1040554

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 2001
                                        ------------------

                         COMMISSION FILE NO. 000-22741
                                             ---------


                            CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   52-1976308
---------------------------------------      -----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)


                  1850 K Street, N.W., Washington, D.C.  20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


      Registrant's telephone number, including area code    (202) 729-1000
                                                            --------------


                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


      Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of  September 30, 2001:
                            (# of shares) 14,362,972

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES   X         NO
                   -----          ----

                                     Index
                                     -----


                                                                                         Page
                                                                                         ----
Part I: Financial Information
-----------------------------
Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary
           as of September 30, 2001 (unaudited) and December 31, 2000................         4

         Consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the three months and nine months ended September 30, 2001
           and 2000 (unaudited).....................................................    5 to 6

         Consolidated statements of cash flows of CarrAmerica Realty, L.P. and
           subsidiary for the nine months ended September 30, 2001 and 2000 (unaudited)..    7

         Notes to consolidated financial statements (unaudited)......................   8 to 10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................  11 to 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................        16

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K............................................        17

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

These financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2000 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 As of September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------


                                                             September 30,   December 31,
(In thousands)                                                    2001           2000
                                                            --------------   ------------
                                                              (unaudited)
Assets
Rental property:
      Land                                                  $   113,573    $   103,294
      Buildings                                                 532,017        505,043
      Tenant improvements                                        61,961         56,089
      Furniture, fixtures, and equipment                            563            909
                                                            -----------    -----------
                                                                708,114        665,335
      Less - accumulated depreciation                           (85,173)       (66,100)
                                                            -----------    -----------
           Total rental property                                622,941        599,235

Land held for development                                         6,286          6,706
Cash and cash equivalents                                         3,132          5,819
Restricted deposits                                               1,822         24,332
Accounts and notes receivable, net                                9,752         13,795
Investments in unconsolidated entities                           47,515         89,616
Accrued straight-line rents                                      11,905         10,810
Tenant leasing costs, net                                        11,867         12,578
Deferred financing costs, net                                       182            231
Prepaid expenses and other assets, net                            1,515          1,424
                                                            -----------    -----------
                                                            $   716,917    $   764,546
                                                            ===========    ===========
Liabilities and Partners' Capital
Liabilities:
      Mortgages and notes payable                           $   137,321    $   169,616
      Accounts payable and accrued expenses                      11,939         15,768
      Due to affiliates                                          57,426         73,495
      Rent received in advance and security deposits              4,507          4,610
                                                            -----------    -----------
           Total liabilities                                    211,193        263,489

Partners' capital:
      General partner                                             5,158          5,089
      Limited partners                                          500,566        495,968
                                                            -----------    -----------
           Total partners' capital                              505,724        501,057

Commitments and contingencies
                                                            -----------    -----------
                                                            $   716,917    $   764,546
                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------


(Unaudited and in thousands)                                          2001         2000
                                                                    ---------   ----------
Operating revenues:
     Rental revenues:
        Minimum base rent                                           $  21,577       24,612
        Recoveries from tenants                                         3,151        4,133
        Other tenant charges                                              827          838
                                                                    ---------   ----------
             Total rental revenues                                     25,555       29,583
     Cost reimbursements                                                  195        1,202
                                                                    ---------   ----------
             Total operating revenues                                  25,750       30,785
                                                                    ---------   ----------
Operating expenses:
     Property expenses:
        Operating expenses                                              5,871        7,565
        Real estate taxes                                               1,708        2,003
     Interest expense                                                   4,333        8,156
     General and administrative                                         1,699        1,403
     Depreciation and amortization                                      7,946        7,866
                                                                    ---------   ----------
            Total operating expenses                                   21,557       26,993
                                                                    ---------   ----------
            Operating income                                            4,193        3,792
                                                                    ---------   ----------

Other income:
     Interest income                                                      332          310
     Equity in earnings of unconsolidated entities                        363          379
     Gain on sale of assets and other provisions, net                      67       11,352
                                                                    ---------   ----------
             Total other income                                           762       12,041
                                                                    ---------   ----------
             Net income                                             $   4,955   $   15,833
                                                                    =========   ==========
         Net income attributable to general partner                 $      50   $      159
                                                                    =========   ==========
         Net income attributable to limited partners                $   4,905   $   15,674
                                                                    =========   ==========


 See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------



(Unaudited and in thousands)                                          2001            2000
                                                                   ----------      ----------
Operating revenues:
     Rental revenues:
        Minimum base rent                                           $  65,491      $  80,113
        Recoveries from tenants                                         9,208         13,651
        Other tenant charges                                            2,304          3,393
                                                                    ---------      ---------
            Total rental revenues                                      77,003         97,157
     Cost reimbursements                                                  676          3,168
                                                                    ---------      ---------

            Total operating revenues                                   77,679        100,325
                                                                    ---------      ---------
 Operating expenses:
     Property expenses:
        Operating expenses                                             18,803         22,755
        Real estate taxes                                               5,296          8,785
     Interest expense                                                  15,289         21,173
     General and administrative                                         6,154          3,780
     Depreciation and amortization                                     22,606         25,473
                                                                    ---------      ---------
            Total operating expenses                                   68,148         81,966
                                                                    ---------      ---------

            Operating income                                            9,531         18,359
                                                                    ---------      ---------
Other (loss) income:
     Interest income                                                    1,359          1,182
     Equity in earnings of unconsolidated entities                      3,400            298
     (Loss) gain on sale of assets and other provisions, net           (7,435)        12,329
                                                                    ---------      ---------
            Total other (loss) income                                  (2,676)        13,809
                                                                    ---------      ---------
            Net income                                              $   6,855      $  32,168
                                                                    =========      =========
        Net income attributable to general partner                  $      69      $     322
                                                                    =========      =========
        Net income attributable to limited partners                 $   6,786      $  31,846
                                                                    =========      =========


See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------


(Unaudited and in thousands)                                                                         2001          2000
                                                                                                 -----------   -----------

     Net income                                                                                  $    6,855    $   32,168
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                22,606        25,473
        Loss (gain) on sale of assets and other provisions, net                                       7,435       (12,329)
        Equity in earnings of unconsolidated entities                                                (3,400)         (298)
        Other                                                                                           (67)          340
     Changes in assets and liabilities:
        Decrease in accounts and notes receivable                                                     1,752         5,777
        (Increase) decrease in accrued straight-line rents                                           (1,095)        1,085
        Additions to tenant leasing costs                                                            (1,486)       (2,853)
        Increase in prepaid expenses and other assets                                                  (207)         (712)
        (Decrease) increase in accounts payable, accrued expenses and due to affiliates             (17,796)       24,426
        Decrease in rent received in advance and security deposits                                      (51)       (2,210)
                                                                                                 ----------    ----------
            Total adjustments                                                                         7,691        38,699
                                                                                                 ----------    ----------
            Net cash provided by operating activities                                                14,546        70,867
                                                                                                 ----------    ----------
 Cash flows from investing activities:
     Acquisitions and additions to rental property                                                  (63,896)      (14,830)
     Additions to land held for development                                                            (472)       (3,146)
     Additions to construction in progress                                                                -       (27,422)
     Distributions from unconsolidated entities                                                      50,709             -
     Investments in unconsolidated entities                                                          (5,224)       (4,546)
     Decrease (increase) in restricted deposits                                                      22,510        (1,615)
     Proceeds from sales of properties                                                               13,203       124,565
                                                                                                 ----------    ----------
            Net cash provided by investing activities                                                16,830        73,006
                                                                                                 ----------    ----------
Cash flows from financing activities:
     Partner distributions                                                                           (2,032)       (1,806)
     Repayments on notes and mortgages payable                                                      (32,031)     (146,457)
                                                                                                 ----------    ----------
            Net cash used by financing activities                                                   (34,063)     (148,263)
                                                                                                 ----------    ----------
     Decrease in cash and cash equivalents                                                           (2,687)       (4,390)
Cash and cash equivalents, beginning of the period                                                    5,819         8,309
                                                                                                 ----------    ----------
Cash and cash equivalents, end of the period                                                     $    3,132    $    3,919
                                                                                                 ==========    ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $594 and
        $1,646 for the nine months ended September 30, 2001 and 2000, respectively.              $   16,117    $   19,853
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

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          We are a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. At September 30, 2001, we owned 53 operating properties with no properties under development. We consider our principal markets to be Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

          Our general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in us at September 30, 2001. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 90% interest in us at September 30, 2001 and various other individuals and entities, which collectively owned an approximate 9% interest in us at September 30, 2001.

     (b)  Basis of Presentation

          Our accounts and those of our wholly-owned subsidiary are consolidated in the accompanying financial statements. We use the equity method of accounting for our investments in and our share of earnings and losses of unconsolidated entities. These entities are not majority owned or controlled by us.

          Management has made estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets, determination of useful lives of assets subject to depreciation or amortization and evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

     (c)  New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted this statement as of January 1, 2001 and the adoption had no effect on our financial statements. We had no derivative instruments as of September 30, 2001.

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives from an amortization approach to an impairment-only approach. We believe that the adoption of SFAS No. 142 in 2002 will not have a material effect on our financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

          Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We believe that adoption of this statement in 2002 will not have a material effect on our financial statements.

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


(2)  Mortgages and Notes Payable

     Our mortgages, note payable, and credit facility are summarized as follows (in thousands):

                                              September 30,     December 31,
                                                  2001              2000
                                              -------------     ------------
        Fixed rate mortgages                   $  109,662        $  141,062
        Unsecured credit facility                      --               500
        Fixed rate note payable to affiliate       27,659            28,054
                                              -------------     ------------
                                               $  137,321        $  169,616
                                              =============     ============

     Fixed rate mortgages are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates to May 2017. Our fixed rate debt bore an effective weighted average interest rate of 7.8% at September 30, 2001. The weighted average term of this debt is 6.0 years.

     On June 28, 2001, CarrAmerica closed on a new three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are a guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. This replaces the previous $450 million credit facility, under which we were a co-borrower, which would have matured in August 2001. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR.

     We have a $30.0 million borrowing agreement with CarrAmerica. The related note bears interest at 8.5% and requires monthly principal and interest payments of $242,000. The note matures on May 31, 2011. The note is secured by certain office properties and other assets. The outstanding balance of the note payable to CarrAmerica was $27.7 million at September 30, 2001 and $28.1 million at December 31, 2000.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


     Debt maturities at September 30, 2001 were as follows:


                        (In thousands)

                            2001                  $    8,595
                            2002                      10,098
                            2003                      20,532
                            2004                      15,576
                            2005                      11,177
                            2006 and thereafter       71,343
                                                  ----------
                                                  $  137,321
                                                  ==========


(3)  (Loss) Gain on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable.
     During the three months ended September 30, 2001, we did not dispose of any operating properties. During the three months ended September 30, 2000, we did not dispose of any operating properties, exclusive of the properties contributed to Carr Office Park, L.L.C.

     On August 17, 2000, we and CarrAmerica closed on a joint venture with New York State Teachers' Retirement System ("NYSTRS"). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash. We received approximately $107.0 million in cash, including payment on an intercompany obligation, and a 21.2% interest in the joint venture in exchange for the properties contributed and recognized a net gain on the partial sale of $11.1 million.

     During the nine months ended September 30, 2001 we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.6 million on our property. We also recognized an impairment loss of $0.9 million on a parcel of land held for development. During the nine months ended September 30, 2000, we disposed of 2 operating properties, exclusive of the properties contributed to Carr Office Park, L.L.C. We recognized a net gain of $0.2 million.


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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2001 and December 31, 2000, and for the three months and nine months ended September 30, 2001 and 2000. It should be read along with the accompanying consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during the above mentioned periods.

RESULTS OF OPERATIONS

     Operating results are summarized as follows:

--------------------------------------------------------------------------------
                        For the three   Variance    For the nine     Variance
                         months ended   ---------    months ended    --------
                        September 30,    2001 vs.   September 30,     2001 vs.
                        --------------              -------------
                        2001     2000      2000      2001    2000       2000
                        ----     ----      ----      ----    ----       ----
(in millions)
Operating revenues    $ 25.8   $ 30.8   $  (5.0)    $ 77.7  $ 100.3   $ (22.6)
Property operating
 expenses                7.6      9.6      (2.0)      24.1     31.5      (7.4)
General and
 administrative          1.7      1.4       0.3        6.2      3.8       2.4
Depreciation and
 amortization            7.9      7.9         -       22.6     25.5      (2.9)
Interest expense         4.3      8.2      (3.9)      15.3     21.2      (5.9)
Other (loss)
 income, net             0.8     12.0     (11.2)      (2.7)    13.8     (16.5)
--------------------------------------------------------------------------------


     For the three months ended September 30, 2001, operating revenues decreased $5.0 million (16.2%) as compared to 2000. For the nine months ended September 30, 2001, operating revenues decreased $22.6 million (22.5%) as compared to 2000. These decreases resulted principally from properties contributed to Carr Office Park, L.L.C. in August 2000. The decreases in revenues were partially
offset by the acquisition of 2 properties in April of 2001.   Same store rental
revenues decreased 4.4% ($1.0 million) for the three months ended September 30, 2001 as compared to 2000. This decrease was primarily the result of vacancies
in the California markets.   Same store rental revenues were 0.8% ($0.5 million)
lower for the first nine months of 2001 as compared to 2000 for the same reason.

     For the three months ended September 30, 2001, property operating expenses decreased $2.0 million (20.8%) as compared to 2000. For the first nine months of 2001, property operating expenses decreased $7.4 million (23.5%) as compared to the same period in 2000. In both instances, this was due to the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. Same store operating expenses for 2001 compared to 2000 increased $0.5 million (7.0%) and $1.4 million (6.9%), respectively, for the three and nine month periods.

     General and administrative expenses increased $0.3 million (21.4%) during the third quarter of 2001 as compared to the third quarter of 2000. For the nine months ended September 30, 2001, general and administrative expenses increased $2.4 million (63.2%) as compared to 2000. The increases in 2001 resulted primarily from costs associated with CarrAmerica's internal process improvement efforts and other initiatives.

     As compared to 2000, depreciation and amortization expense was flat for the three months and decreased $2.9 million (11.4%) for the nine months ended September 30, 2001, respectively. The year-to-date decrease is due primarily to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by the acquisition of 2 properties in April, 2001.

     Interest expense decreased $3.9 million (47.6%) for the three months ended September 30, 2001 as compared to 2000. For the nine months ended September 30, 2001, interest expense decreased $5.9 million (27.8%) as compared to 2000.
These decreases are principally the result of lower levels of debt in 2001. As of September 30, 2001 fixed rate debt totaled $137.3 million as compared to $178.9 million at September 30, 2000.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

     Other income decreased $11.2 million in the third quarter of 2001 as compared to 2000. This decrease is due almost entirely to the gain recognized in 2000 on the Carr Office Park, L.L.C. transaction.

For the first nine months of 2001 as compared to 2000, other income decreased $16.5 million. This decrease is due to a $6.6 million loss on the disposal of one operating property during the first quarter of 2001. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the same period. For the first nine months of 2000, we recognized a gain of $1.0 million on the disposal of two properties and $11.1 million on the contribution of properties to Carr Office Park, L.L.C. Increased equity in earnings from unconsolidated entities (primarily Carr Office Park, L.L.C) of $3.1 million partially offset the decrease in other income in 2001.

     As a result of the deteriorating economic climate, the real estate markets have materially softened over the first three quarters of 2001. Demand for office space has declined significantly and vacancy rates have increased in each of our core markets. As a result, occupancy in our portfolio of operating properties decreased to 92.3% at September 30, 2001, as compared to 96.9% at June 30, 2001.

     We expect vacancy rates to continue to increase in most of our markets through the balance of the year due to expected weak demand. We do not expect the softened market conditions to have a material adverse affect on our operating results for the remainder of 2001. We expect that real estate markets will remain soft throughout 2002.

Consolidated Cash Flows

     Consolidated cash flow information is summarized as follows:

--------------------------------------------------------------------------------
                                            For the nine months ended   Variance
                                                                        --------
                                                 September 30,          2001 vs.
                                           -------------------------
(in millions)                                 2001           2000         2000
                                              ----           ----         ----
Cash provided by operating activities      $  14.5        $  70.9     $  (56.4)
Cash provided by investing activities         16.8           73.0        (56.2)
Cash used by financing activities            (34.1)        (148.3)       114.2
--------------------------------------------------------------------------------

     Operations generated net cash of $14.5 million in 2001 compared to $70.9 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results and the payment of accounts payable to affiliates with the monies received as a distribution from Carr Office Park, L.L.C. in 2001. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     Our investing activities provided net cash of $16.8 million in 2001 compared to $73.0 million in 2000. Cash received in 2000 for properties contributed to Carr Office Park, L.L.C. ($107.0 million) was the primary cause of net cash from investing activities to decrease in 2001 as compared to 2000. The acquisition of 2 operating properties ($51.2 million) in 2001 also contributed to the decrease in cash from investing activities compared to 2000. Partially offsetting the decreases on net cash by investing in 2001 was no development activity ($27.4 million), a receipt of a distribution from Carr Office Park, L.L.C. ($47.2 million), and a release of restricted deposits ($22.5 million).

     Financing activities used net cash of $34.1 million in 2001 and $148.3 million 2000. During the third quarter 2001, we paid $16.9 million on a mortgage, which had matured. In 2000, we paid down our portion of the unsecured credit facility ($140.3 million).

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, our total indebtedness, comprised entirely of fixed rate debt, was $137.3 million. This debt has an effective weighted average interest rate of 7.8% and an average term to maturity

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

of 6.0 years. On June 28, 2001, CarrAmerica closed on a new three year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are a guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility one year at its option. This facility replaces the previous $450 million credit facility, under which we were a co-borrower, which would have matured in August 2001. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR. CarrAmerica had $384.1 million available for draw at September 30, 2001.

     We will require capital to invest in our existing portfolio of operating assets for major capital projects. These capital projects can be such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Our capital requirements for tenant related capital expenditures are dependent upon a number of factors. These factors include square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During the remainder of 2001, we have 106,303 square feet of leases expiring, representing 2.3% of total leased space.

     In general, we also require capital for development projects currently underway and planned for in the future. As of September 30, 2001, we did not have any wholly owned development properties under construction. We did have minority interests in three development projects totaling 0.3 million square feet of office space under construction. These projects are expected to cost $39.6 million, of which our total investment is expected to be approximately $11.7 million. Through September 30, 2001, approximately $24.4 million, or 61.7%, of the total project costs had been expended. We have financed our investment in projects under construction at September 30, 2001, primarily from the proceeds of asset dispositions. As a result of the refinancing of CarrAmerica's line of credit, we are no longer a co-borrower under that facility, and therefore cannot utilize that facility going forward to satisfy our funding obligations. Instead, we intend to rely on contributions from CarrAmerica, either in the form of equity or debt, to satisfy these obligations. We expect that fundings from CarrAmerica and project-specific financing of selected assets will provide additional funds required to complete current development commitments and to finance the costs of additional projects.

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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each wholly-owned operating property as of September 30, 2001:


                                                       Net
                                                    Rentable
                                                      Area              Percent           Number
Consolidated Properties                          (square feet)(1)      Leased(2)       of Buildings
----------------------------------------------  ------------------- ---------------  ----------------

Southern California, Orange County/Los Angeles
    South Coast Executive Center                           161,692           65.7%                 2
    2600 W. Olive                                          144,831          100.0%                 1
    Bay Technology Center                                  107,481          100.0%                 2
Southern California, San Diego
    Jaycor                                                 105,358          100.0%                 1
Northern California, San Francisco Bay Area
    San Mateo I                                             70,000            0.0%                 1
    San Mateo II and III                                   141,404           62.3%                 2
    Ellis @ Middlefield                                    236,400          100.0%                 2
Seattle:
    Canyon Park Commons                                     95,290          100.0%                 1
Austin, Texas:
    City View Centre                                       136,183           24.0%                 3
    Tower of the Hills                                     166,149           98.5%                 2
    City View Center                                       128,716          100.0%                 1
Chicago:
    Bannockburn I & II                                     209,540           90.1%                 2
    Bannockburn IV                                         105,756           95.9%                 1
Dallas, Texas:
    Quorum North                                           116,178           95.0%                 1
    Quorum Place                                           178,296           90.9%                 1
    Cedar Maple Plaza                                      113,343           87.9%                 3
    Commons @ Las Colinas 1, 2, 3                          604,234          100.0%                 3
    Two Mission Park                                        77,832          100.0%                 1
    5000 Quorum                                            162,165           94.2%                 1
Denver:
    Harlequin Plaza                                        329,273           98.2%                 2
    Quebec Court I & II                                    287,294          100.0%                 2
    Quebec Centre                                          106,865           93.5%                 3
Phoenix, Arizona:
    Qwest Communications                                   532,506          100.0%                 4
Salt Lake City, Utah:
    Sorenson Research Park                                 282,944           96.7%                 5
    Wasatch Corporate Center                               299,885           98.5%                 5
    Sorensen X                                              41,288          100.0%                 1

TOTAL CONSOLIDATED PROPERTIES:                           4,940,903                                53
WEIGHTED AVERAGE                                                             92.3%

    (1) Includes office and retail space but excludes storage space.
    (2) Includes space for leases that have been executed and have commenced as of September 30, 2001.


                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

The following table is a schedule of our lease expirations for leases in place as of September 30, 2001:


                                    Rentable Area Subject      Square Footage
                                      to Expiring Lease        Represented by
    Year of Lease Expiration          (square feet) (1)        Expiring Leases
    ------------------------        ---------------------      ---------------
    2001                                          106,303                 2.3%
    2002                                          419,460                 9.2%
    2003                                          580,158                12.7%
    2004                                          854,359                18.7%
    2005                                          399,804                 8.8%
    2006                                          217,404                 4.8%
    2007                                          633,392                13.9%
    2008                                          219,645                 4.8%
    2009                                          476,054                10.4%
    2010                                          223,470                 4.9%
    2011 and thereafter                           429,060                 9.5%

         (1) Excludes 381,794 square feet of vacant space.

FORWARD-LOOKING STATEMENTS

  Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

 . National and local economic, business and real estate conditions that will, among other things, affect:
   .  Demand for office properties
   . The ability of the general economy to recover timely from the current economic downturn
   .  Availability and creditworthiness of tenants
   .  Level of lease rents
   .  Availability of financing for both tenants and us;
 .  Adverse changes in the real estate markets, including, among other things:
   .  Competition with other companies
   .  Risks of real estate acquisition and development
   . Failure of pending acquisitions to close and pending developments to be completed on time and within budget
 .  Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
 . Governmental actions and initiatives; and . Environmental/safety requirements.

  For a further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular the section titled "The Company - Risk Factors" in our Annual Report on Form 10-K.

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

          None


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



/s/ Thomas A. Carr
-------------------------
Thomas A. Carr, President


/s/ Richard F. Katchuk
-------------------------------------------
Richard F. Katchuk, Chief Financial Officer



Date:  November 13, 2001