Form 10-K405
period 2001-12-31
CARRAMERICA REALTY L P
filed 2002-03-22
CIK 1040554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    -------

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

       Registrant's telephone number, including area code: (202) 729-1700

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Partnership Interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2002, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed under certain circumstances) the aggregate market value of the 1,308,411 units of partnership interest held by non-affiliates of the registrant was approximately $39.2 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $29.96 on the New York Stock Exchange composite tape on such date.

                                     PART I

Item 1. BUSINESS

                                     General

     CarrAmerica Realty, L.P. is a Delaware limited partnership organized in March 1996. We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2001, we owned a greater than 50% interest in a portfolio of 53 operating properties. The 53 operating properties contain a total of approximately 4.9 million square feet of net rentable area and as of December 31, 2001 were 92.2% leased. As of December 31, 2001, we also owned minority interests (ranging from 21.2% to 49.0%) in 29 operating properties and three properties under construction. The 29 operating properties contain a total of approximately 3.2 million square feet of net rentable area. The three properties under construction will contain approximately 237,000 square feet of net rentable area. The 29 operating properties in which we owned a minority interest as of December 31, 2001 were 93.8% leased.

     We are managed indirectly by CarrAmerica Realty Corporation ("CarrAmerica"). CarrAmerica indirectly serves as our sole general partner. CarrAmerica indirectly owned 90.7% of our partnership units ("Units") as of December 31, 2001. CarrAmerica is a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"). CarrAmerica is listed on the New York Stock Exchange under the symbol "CRE."

     CarrAmerica focuses on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2001, it owned a greater than 50% interest in a portfolio of 254 operating office properties and three properties under construction. The 254 operating properties contain a total of approximately 20.3 million square feet of net rentable area. Two of the properties under construction will contain approximately 184,000 square feet of net rentable area. The other property under construction is a residential property. The operating properties in which it owned a greater than 50% interest as of December 31, 2001 were 95.3% leased. These properties had approximately 1,000 tenants. As of December 31, 2001, CarrAmerica also owned minority interests (ranging from 15% to 50%) in 36 operating office properties and six properties under construction. The 36 operating properties contain a total of approximately
4.7 million square feet of net rentable area. The six properties under construction will contain approximately 1.2 million square feet of net rentable area. The operating properties in which they owned a minority interest as of December 31, 2001 were 95.7% leased. For more complete information regarding CarrAmerica, see CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 CarrAmerica 10-K").

     CarrAmerica or its predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 39 years.

     CarrAmerica organized and administers us as a means of acquiring, developing, owning and operating certain properties in its portfolio. All of our properties, along with our financial condition and results of operations, are reported as part of the consolidated financial statements of CarrAmerica. We are required to report separately in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because we are a guarantor of some of the publicly held debt of CarrAmerica. As of December 31, 2001, approximately 25.8% of the total assets of CarrAmerica were owned by us or our subsidiary.

     We are capitalized by issuing units of partnership interest ("Units"). CarrAmerica, through its wholly owned subsidiary, CarrAmerica Realty GP Holdings, Inc. ("GP Holdings"), is our sole general partner and owned a 1% general partner interest (in the form of Units) as of December 31, 2001. In addition, CarrAmerica, through its wholly owned subsidiary, CarrAmerica Realty LP Holdings, Inc. ("LP Holdings"), owned an approximately 89.7% limited partnership interest (in the form of Units) as of December 31, 2001. Our remaining Units are owned by limited partners who received the Units in connection with the contribution of interests in properties to us. As of December 31, 2001, we had 52 employees, including 12 on-site employees.

                                Business Strategy

     Our primary business is real estate property operations. We are an integral part of CarrAmerica, and our operations and strategic direction are defined by CarrAmerica. CarrAmerica's primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics. CarrAmerica believes that it utilizes its knowledge of its core markets to evaluate market conditions in order to maintain strategic flexibility and determine whether those conditions favor acquisition, development or capital recycling/disposition. During the last five years, CarrAmerica has actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects. CarrAmerica's financial strategy to meet its business objectives is primarily based on deriving the highest returns from capital invested in real estate by providing value-added services, including development, leasing and management of the properties.

Local Market Focus
------------------

     CarrAmerica focuses its acquisition and development activity in U.S. markets that possess long-term growth characteristics. It targets markets in which:

     . Long-term population and job growth are generally expected to exceed the national average;

     .    Large, well educated employment pools exist; and

     .    Entry barriers exist for new supplies of office space.

     CarrAmerica has established a local presence in each existing core market by acquiring or developing a critical mass of properties. This local presence is maintained through continuing investment activity and relationships established by its seasoned Market Managing Directors.

     CarrAmerica's Market Managing Director group consists of nine individuals who cover all of the markets in which CarrAmerica owns property. These Directors are responsible for maximizing the performance of their properties in their respective markets and ensuring that they are consistently meeting the needs of their customers. Because they meet with CarrAmerica's customers and local brokers on a regular basis, the Market Managing Directors have extensive knowledge of local conditions in their respective markets and are invaluable in identifying attractive investment opportunities in them.

     As of December 31, 2001, our real estate property operations were allocated among our market regions as follows:

                % of Property
                   Operating        % of
                Income for the    Rentable
                     Year          Square
Region          Ended 12/31/01      Feet
------------    --------------    --------
Pacific              23.58         21.51
Mountain             36.05         38.05
Central              40.37         40.44

                                  2001 Activity

Joint Ventures and Development Activities

     In 1999, we entered into a joint venture with J.P. Morgan & Co. to purchase and develop 1201 F Street in downtown Washington, D.C. We are a 35% member in the joint venture. The 227,000 square foot building went into operation during 2000 and 2001.

     We entered into a joint venture with Rosewood Property Company in September 2000 to develop two, three-story office buildings at Custer Court in Richardson, Texas. We own a 49% interest in the joint venture. The office buildings will contain 275,000 square feet. Construction on the first building began in 2000 and the building was partially placed in operation in 2001.

     As of December 31, 2001, there were two office properties under development in Carr Office Park, L.L.C., a joint venture in which we own a 21.2% interest. The total investment in these projects is expected to be $28.2 million, of which $19.5 million had been expended as of December 31, 2001. Our total investment in these projects is expected to be $6.0 million.

Dispositions/Acquisitions

     During 2001, we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was an overall gain on this transaction; however, we incurred a loss of $6.5 million on our property. We also recognized an impairment loss of $0.9 million on a parcel of land held for development.

     In April 2001, CarrAmerica exercised an option under a loan agreement to acquire two office buildings and related land located in the San Francisco Bay area. We purchased this property from CarrAmerica at its cost of approximately $51.0 million.

Financing

     In June 2001, CarrAmerica entered into a new three-year, $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. It can extend the life of the line an additional year at its option. The line carries an interest rate of 70 basis points over 30-day LIBOR. The unsecured facility contains financial and other covenants with which CarrAmerica must comply and availability is limited to a specified percentage of the fair value of unmortgaged properties. We unconditionally guarantee this unsecured credit facility.

     On January 11, 2002, CarrAmerica issued $400 million of senior unsecured notes. The notes bear interest at 7.125% per annum, payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. We unconditionally guarantee these notes. Proceeds from the notes were used to pay down CarrAmerica's unsecured credit facility.

                           Forward-Looking Statements

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     . National and local economic, business and real estate conditions that will, among other things affect:
          .    Demand for office properties,

          .    The ability of the general economy to recover timely from the current economic downturn,
          .    Availability and creditworthiness of tenants,
          .    Level of lease rents, and
          .    Availability of financing for both tenants and us;
     .    Adverse changes in the real estate markets, including, among other things:
          .    Competition with other companies, and
          .    Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget;
     . Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
     . The ability of CarrAmerica to maintain its status as a REIT for federal income tax purposes;
     .    Governmental actions and initiatives; and
     .    Environmental/safety requirements.

                                  Risk Factors

     For a discussion of risks associated with an investment in CarrAmerica and us, see "Item 1 - Business, The Company - Risk Factors" in the 2001 CarrAmerica 10-K, which information is hereby incorporated by reference.

Item 2. PROPERTIES

                                     General

     As of December 31, 2001, we owned interests (consisting of whole or partial ownership interests) in 82 operating properties located in 10 markets across the United States. As of December 31, 2001, we owned fee simple title or leasehold interest in 53 operating properties and non-controlling partial interests of 21.2% to 49.0% in 29 operating properties. In addition, as of December 31, 2001, we owned minority interests in three properties under development. Except as we disclose in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have no immediate plans to renovate our operating properties other than for routine capital improvements. Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. Prior to September 11, 2001, insurance market conditions were gradually beginning to harden. Unlike the earlier hard market in the mid-1980's, the events of September 11, 2001 are expected to affect nearly all coverage lines. This, combined with the fluctuations in insurance companies' investment income, capacity and reinsurance treaty renewals, and a year of significant losses, is expected to impact premiums. Our current property insurance policy, which expires June 30, 2002, includes terrorism coverage, but we anticipate that when we renew the policy, acts of terrorism will not be included in coverage. We expect that some underwriters will offer terrorism coverage, but at a high cost. Overall, we anticipate that insurance coverage costs will be higher in the future.

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

     The following table sets forth information about each operating property in which we own an interest as of December 31, 2001:

                                                                  Net                         Total
                                                                Rentable                   Annualized
                                                     # of       Area in        Percent     Base Rent/3/
                   Property                        Buildings   Sq. Feet/1/    Leased/2/   (in thousands)
------------------------------------------------   ---------   -----------    ---------   --------------
Consolidated Properties
PACIFIC REGION
--------------
Southern California:  Orange County/Los Angeles:
     South Coast Executive Center                      2         161,692        68.4%         $ 2,858
     2600 W. Olive                                     1         144,831       100.0%           3,704
     Bay Technology Center                             2         107,481       100.0%           1,699

Southern California: San Diego
     Jaycor                                            1         105,358       100.0%           1,896

Northern California,
San Francisco Bay Area:
     San Mateo Center I                                1          70,000         0.0%              --
     San Mateo II & III                                2         141,731        61.5%           3,577
     Mountain View Gateway Center                      2         236,400       100.0%           5,201

Seattle, WA:
     Canyon Park Commons                               1          95,290       100.0%           1,342

CENTRAL REGION
--------------
Austin, TX:
     City View Centre                                  3         136,183        24.0%             531
     City View Center                                  1         128,716       100.0%           2,073
     Tower of the Hills                                2         166,149       100.0%           2,992

Chicago, IL:
     Bannockburn I & II                                2         209,969        93.2%           3,180
     Bannockburn IV                                    1         105,330        96.2%           1,708

Dallas, TX:
     Cedar Maple Plaza                                 3         113,343        93.1%           2,433
     Quorum North                                      1         116,178        93.3%           2,250
     Quorum Place                                      1         178,296        90.9%           3,135
     Two Mission Park                                  1          77,832        85.7%           1,178
     Commons @ Las Colinas 1, 2, 3                     3         604,234       100.0%          11,763
     5000 Quorum                                       1         162,165        96.5%           3,214

MOUNTAIN REGION
---------------
Denver, CO:
     Harlequin Plaza                                   2         329,273        94.9%           5,625
     Quebec Court I                                    1         130,000       100.0%           2,144
     Quebec Court II                                   1         157,294       100.0%           2,694
     Quebec Centre                                     3         106,865        93.5%           1,871

Phoenix, AZ:
     Qwest Communications                              4         532,506       100.0%           9,503

                                                     Average
                                                    Base Rent
                                                    /Leased
                   Property                        Sq. Feet/4/                         Significant Tenants/5/
------------------------------------------------   -----------   -------------------------------------------------------------------
Consolidated Properties
PACIFIC REGION
--------------
Southern California:  Orange County/Los Angeles:
     South Coast Executive Center                   $ 25.85      No tenant occupies 10%
     2600 W. Olive                                    25.57      Walt Disney Company (89%)
     Bay Technology Center                            15.81      Amresco Residential Mortgage (57%), Aqcess Technologies, Inc. (43%)

Southern California: San Diego
     Jaycor                                           18.00      Gateway, Inc. (100%)

Northern California,
San Francisco Bay Area:
     San Mateo Center I                                  --      Not applicable
     San Mateo II & III                               41.06      Women.com Networks (31%)
     Mountain View Gateway Center                     22.00      KPMG LLP (57%), Netscape Communications Corp. (43%)

Seattle, WA:
     Canyon Park Commons                              14.08      Safeco Insurance Co. (100%)

CENTRAL REGION
--------------
Austin, TX:
     City View Centre                                 16.22      Confiniti (21%)
     City View Center                                 16.10      Broadwing Telecommunication (100%)
     Tower of the Hills                               18.01      Texas Guaranteed Student Loan (76%)

Chicago, IL:
     Bannockburn I & II                               16.26      IMC Global, Inc. (38%), Parexel (21%)
     Bannockburn IV                                   16.85      Open Text, Inc. (34%), Onepointe Communications (21%), Abbott
                                                                 Laboratories (12%)

Dallas, TX:
     Cedar Maple Plaza                                23.05      No tenant occupies 10%
     Quorum North                                     20.75      Digital Matrix Systems, Inc (20%), HQ Global (20%)
     Quorum Place                                     19.35      VHA Southwest, Inc. (22%), McCann-Erickson USA, Inc. (13%)
     Two Mission Park                                 17.66      Macromedia, Inc. (33%), Bland, Garvey & Taylor, Inc. (17%)
     Commons @ Las Colinas 1, 2, 3                    19.47      Nokia, Inc. (100%)
     5000 Quorum                                      20.54      Case Corporation (11%)

MOUNTAIN REGION
Denver, CO:
     Harlequin Plaza                                  18.00      Travelers Insurance Co. (24%), Bellco First Federal Credit
                                                                  (14%), Regis University (12%)
     Quebec Court I                                   16.50      Time Warner Communications (100%)
     Quebec Court II                                  17.13      Tele-Communications, Inc. (100%)
     Quebec Centre                                    18.73      Eonbusiness Corp. (12%), Walberg, Dagner & Tucker, P.C. (11%)

Phoenix, AZ:
     Qwest Communications                             17.85      Qwest Communications (100%)

                                                                  Net                         Total
                                                                Rentable                   Annualized
                                                     # of       Area in        Percent     Base Rent/3/
                   Property                        Buildings   Sq. Feet/1/    Leased/2/   (in thousands)
------------------------------------------------   ---------   -----------    ---------   ---------------
Salt Lake City, UT:
     Sorenson Research Park                            5         282,944        97.7%           3,382
     Wasatch Corporate Center                          3         178,231        96.0%           2,365
     Wasatch Corporate Center 17, 18                   2         121,654       100.0%           1,838
     Sorenson X                                        1          41,288       100.0%             780
                                                     ---       ---------                     -------
         Total Consolidated Properties                53       4,941,233                       84,936
           Weighted Average                                                     92.2%

Unconsolidated Properties
-------------------------
Washington, D.C.:
     1201 F Street/6/                                  1         226,871        96.0%           6,636

Chicago, IL:
     Parkway 3, 4, 5, 6, 10/7/                         5         653,914        99.2%          11,069

Dallas, TX:
     Royal Ridge Phase II, A, B/7/                     4         503,733        88.9%           7,617
     Custer Court/8/                                   1         120,050        45.0%           1,167

Austin, TX:
     Riata Corporate and Riata Crossing/7/            12         997,678       100.0%          16,717

Denver, CO:
     Panorama I, II, III, V, VIII, X/7/                6         664,050        91.0%          11,718
                                                      --       ---------                     --------
         Total Unconsolidated Properties              29       3,166,296                       54,924
                                                      --       ---------                     --------
           Weighted Average                                                     93.8%

         Total All Operating Properties:              82       8,107,529                     $139,860
                                                      ==       =========                     ========
           Weighted Average                                                     92.9%

                                                     Average
                                                    Base Rent
                                                    /Leased
                   Property                        Sq. Feet/4/                         Significant Tenants/5/
------------------------------------------------   -----------   -------------------------------------------------------------------

Salt Lake City, UT:
     Sorenson Research Park                            12.24     Convergys Customer Mgmt (47%), ITT Educations Services, Inc. (15%),
                                                                  Intel Corp. (15%)
     Wasatch Corporate Center                          13.82     Advanta Bank Corp. (28%), Achieveglobal, Inc. (23%), Fonix Corp.
                                                                  (14%), Tenfold Corp. (14%), Musician's Friend, Inc. (12%)
     Wasatch Corporate Center 17, 18                   15.11     Ebay, Inc. (59%), Citrix Systems (21%), Western
                                                                  Aggregates, Inc. (15%)
     Sorenson X                                        18.90     Electronic Data Systems (73%), Volvo Commercial Credit Corp.
                                                                  (13%), WFS Financial Lease (11%)

         Total Consolidated Properties
           Weighted Average                            18.64
                                                      ------

Unconsolidated Properties
-------------------------
Washington, D.C.:
     1201 F Street/6/                                  33.62     Charles River Assoc., Inc. (20%), Cadwalader Wickersham (18%),
                                                                  Health Insurance Association (18%), National Federation of
                                                                  Independent Business (17%)

Chicago, IL:
     Parkway 3, 4, 5, 6, 10/7/                         17.94     Fujisawa USA, Inc. (22%), Associates Commerce Solutions (20%),
                                                                  Shand Morahan & Co. (13%), BT Office Products (10%)

Dallas, TX:
     Royal Ridge Phase II, A, B/7/                     17.00     Capital One Services, Inc. (32%), Verizon (29%), American Honda
                                                                  Finance Corp. (13%)
     Custer Court/8/                                   21.60     DGI Technologies (26%), Advanced Fibre Communication (16%)

Austin, TX:
     Riata Corporate and Riata Crossing/7/             16.96     Janus Capital Corp. (32%), Electronic Data Systems (27%)

Denver, CO:
     Panorama I, II, III, V, VIII, X/7/                17.65     Charles Schwab & Co., Inc. (41%), AT&T Corp. (13%)
         Total Unconsolidated Properties
           Weighted Average                            18.49
                                                      ======

         Total All Operating Properties:
           Weighted Average                           $18.57

/1/  Includes office, retail space and parking but excludes storage.
/2/ Includes spaces for leases that have been executed and have commenced as of December 31, 2001.
/3/ Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
/4/ Calculated as total annualized base rent divided by net rentable area leased.
/5/ Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
/6/  We own 35% through a joint venture.
/7/  We own 21.2% through a joint venture.
/8/  We own 49% through a joint venture.

                Occupancy, Average Rentals and Lease Expirations

     As of December 31, 2001, 92.2% of our aggregate net rentable square footage in 53 consolidated operating properties was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past three years for the consolidated operating properties:

                               Average
                 Percent     Annualized
                Leased at    Rent/Leased    Number of
December 31,     Year End     Sq. Ft./1/    Properties
------------    ---------    -----------    ----------
   2001           92.2%        $ 21.52          53
   2000           96.8%          21.76          51
   1999           97.0%          20.76          66

/1/ Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2001 for the next ten years for the 53 consolidated operating properties, assuming no tenants exercise renewal options:

                 Net Rentable      Annual Base     Percent of Total
  Year of        Area Subject       Rent Under     Annual Base Rent
   Lease          to Expiring        Expiring       Represented by
Expiration     Leases (sq. ft.)   Leases (000's)   Expiring Leases
----------     ----------------   --------------   ----------------
2002                414,374           $ 9,589            10.8%
2003                573,583            11,191            12.6%
2004                859,890            15,568            17.6%
2005                405,789             7,992             9.0%
2006                218,521             4,034             4.6%
2007                729,073            12,674            14.3%
2008                227,867             4,188             4.7%
2009                476,054             9,455            10.7%
2010                223,470             4,324             4.9%
2011                 87,302             1,362             1.5%
2012 and
thereafter          341,758             8,233             9.3%

                               Mortgage Financing

     As of December 31, 2001, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $128.7 million. Our fixed rate mortgage debt as of December 31, 2001, bore an effective weighted average interest rate of 7.81% and a weighted average maturity of 6.0 years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the existing mortgage indebtedness for the consolidated operating properties as of December 31, 2001.

                                                                                                  Estimated
                                                                                                 Balance Due
                                      Interest      Principal      Maturity      Annual Debt     at Maturity
Property                                Rate     Balance (000's)     Date      Service (000's)     (000's)
-----------------------------------   --------   ---------------   ---------   ---------------   -----------
Jaycor                                  7.35%       $ 10,861        2/1/03         $ 1,520          $10,114
Canyon Park Commons                     9.13%          4,923       12/1/04             714            4,071
Qwest Communications                    7.92%         16,613       12/1/05           4,111               --
Qwest Communications                    7.92%          4,822       12/1/05           1,308               --
Qwest Communications                    7.92%          7,233       12/1/05           1,962               --
Qwest Communications                    7.92%          7,233       12/1/05           1,962               --
Harlequin Plaza/Quebec Court I & II     8.50%         27,523       5/31/11           2,899           19,856
Wasatch Corporate Center                8.15%         12,016        1/2/07           1,220           10,569
2600 West Olive                         6.75%         18,913        1/1/09           1,524           16,738
South Coast                             7.13%         14,871       6/10/09           1,287           12,660
Sorenson                                7.75%          2,198        7/1/11             328               --
Sorenson                                8.88%          1,523        5/1/17             182               --

  Total                                 7.81%       $128,729                       $19,017
                                        ====        ========                       =======

     For additional information regarding our proties and our operations, see "Item 1, Business."

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our Units. As of December 31, 2001, there were 27 holders of record of Units. As of December 31, 2001, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 2001, there were no Units that were being, or have been publicly proposed to be, publicly offered by us.

     Each Unit held by partners other than GP Holdings or LP Holdings is (subject to holding period limitations) redeemable for cash equal to the value of a share of CarrAmerica common stock or, at the option of GP Holdings, CarrAmerica common stock on a one-for-one basis. For the high and low trading prices of CarrAmerica's common stock for the last two years, see "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters" in the 2001 CarrAmerica 10-K, which information is hereby incorporated by reference.

     We have made regular quarterly distributions of $0.4625 per Class A Unit throughout 2001, 2000 and 1999. The distributions are appropriately prorated to reflect ownership of Units for less than the full period to which the distribution relates. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of GP Holdings, our sole general partner, out of any funds legally available for that purpose.

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for us as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

     The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                        Year        Year          Year        Year         Year
                                                       Ended       Ended         Ended       Ended        Ended
(amount in thousands, except Other Data)             12/31/01     12/31/00     12/31/99     12/31/98     12/31/97
                                                    ----------   ----------   ----------   ----------   ----------
Operating Data:
     Real estate operating revenue                  $  104,077   $  124,785   $  127,330   $  104,614   $   60,469
     Real estate operating expenses:
        Property operating expenses                     32,007       40,037       41,344       34,167       25,804
        Interest expense                                19,185       27,567       20,545       16,508        6,792
        General and administrative expenses              7,978        6,518        6,239        6,365        3,473
        Depreciation and amortization                   30,180       31,517       32,820       23,877       13,146
     Real estate operating income                       14,727       19,146       26,382       23,697       11,254
     Net income                                         12,525       46,871       31,814       32,869       16,693
     Cash distributions paid to Unitholders              2,589        2,158        2,277        2,277        1,124
Balance Sheet Data (at period end):
     Real estate, before accumulated depreciation   $  718,574   $  672,041   $  815,967   $  762,580   $  624,085
     Total assets                                      714,903      764,546      829,199      779,615      636,568
     Mortgages and notes payable                       128,729      169,616      325,875      328,945      241,715
     Total Unitholders' (partners') capital            510,993      501,057      456,344      426,807      377,632
Other Data (at period end):
     Number of properties                                   53           51           66           59           53
     Square footage                                  4,941,000    4,840,000    6,081,000    5,356,000    4,730,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of properties that we owned and were consolidated for the financial statements were 53 in 2001, 51 in 2000 and 66 in 1999.

                          Critical Accounting Policies

     Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Our critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

     If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land held for development, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Our estimates are subject to revision as market conditions and our assessments of them change.

     Our allowance for doubtful accounts and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants.

                              Results of Operations

     Operating results and assets are summarized as follows:

================================================================================
                                                                  Variance
                                      For the year ended      -----------------
                                         December 31,         2001 vs.  2000 vs.
                                ---------------------------
(in millions)                    2001      2000      1999      2000      1999
                                -------   -------   -------   -------   -------
Operating revenues              $ 104.1   $ 124.8   $ 127.3   $ (20.7)  $  (2.5)
Property operating expenses        32.0      40.0      41.3      (8.0)     (1.3)
General and administrative          8.0       6.5       6.2       1.5       0.3
Depreciation and amortization      30.2      31.5      32.8      (1.3)     (1.3)
Interest expense                   19.2      27.6      20.5      (8.4)      7.1
Other (loss) income, net           (2.2)     27.7       5.4     (29.9)     22.3

                                    As of December 31,
                                ---------------------------
                                 2001       2000     1999
                                -------   -------   -------
Total assets                    $ 714.9   $ 764.5   $ 829.2   $ (49.6)  $ (64.7)
================================================================================

     Operating revenues decreased $20.7 million (16.6%) in 2001 as compared to 2000 and $2.5 million (2.0%) in 2000 as compared to 1999. These decreases resulted primarily from the contribution of properties to Carr Office Park, L.L.C., a joint venture in which we have a 21.2% interest, in August 2000. The decrease in operating revenues in 2001 was partially offset by the acquisition of two buildings in April 2001. Same store rental revenues decreased by 2.3% (approximately $2.0 million) from 2000 to 2001. The decrease was primarily the result of vacancies in our California markets. Same store rental revenues grew by approximately 3.7% (approximately $3.1 million) from 1999 to 2000. This increase was due primarily to an increase in average rental rates. The average occupancy rate, when compared on a same store basis, was 93.4% in 2001, 97.0% in 2000 and 96.3% in 1999.

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

     Real estate operating expenses decreased $8.0 million (20%) in 2001 as compared to 2000 and $1.3 million (3.1%) in 2000 as compared to 1999. These decreases were due to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. in August 2000.

     General and administrative expenses increased $1.5 million (23.1%) from 2000 to 2001 and $0.3 million (4.8%) from 1999 to 2000. The increases resulted primarily from costs associated with CarrAmerica's internal process improvement efforts.

     Depreciation and amortization expense decreased approximately $1.3 million in both 2001 and 2000. These decreases were due primarily to dispositions of interests in properties, including properties contributed to Carr Office Park, L.L.C., partially offset by the acquisition of two properties in April 2001.

     Interest expense decreased $8.4 million (30.4%) in 2001 as compared to 2000. This decrease was the result of the retirement of mortgages, declining interest expense as loans are paid down and lower working capital borrowings. Interest expense increased $7.1 million (34.6%) in 2000 as compared to 1999 as a result of increased working capital borrowings which were substantially repaid with proceeds from the Carr Office Park, L.L.C. transaction.

     Other income decreased $29.9 million in 2001 as compared to 2000. This decrease was due primarily to gains of $24.9 million recognized in 2000 on the Carr Office Park, L.L.C. transaction and dispositions of three other properties. In addition, we disposed of a property in 2001 that resulted in a $6.5 million loss and recognized an impairment loss of $0.9 million on a parcel of land held for development. Increased equity in earnings of unconsolidated entities (primarily Carr Office Park, L.L.C.) of $2.4 million partially offset the decrease in other income in 2001. Other income increased $22.3 million in 2000 as compared to 1999 due primarily to the gain recognized in 2000 on the Carr Office Park, L.L.C. transaction mentioned above.

     The decrease in assets from 2000 to 2001 was due to primarily to a distribution from Carr Office Park, L.L.C. from proceeds of a third party financing of property ($47.2 million) in 2001. This distribution was applied to reduce our investment in Carr Office Park, L.L.C. and was used primarily to repay mortgages and notes payable. The decrease in assets from 1999 to 2000 was due the Carr Office Park, L.L.C. transaction.

     In response to a deteriorating economic climate, the real estate markets have materially softened in 2001. Demand for office space has declined significantly and vacancy rates have increased in each of our markets. As a result, occupancy in our portfolio of operating properties decreased to 92.2% at December 31, 2001 as compared to 96.8% at December 31, 2000. We expect that the softening of the real estate markets we experienced in the later half of 2001 will continue throughout 2002. As a result of the soft market, we anticipate that occupancy levels will be lower in 2002.

Consolidated Cash Flows

     Consolidated cash flow information is summarized as follows:

================================================================================================
                                                                                   Variance
                                                     For the year ended       ------------------
                                                         December 31,         2001 vs.  2000 vs.
                                                  -------------------------
(in millions)                                      2001      2000     1999     2000       1999
                                                  ------   -------   ------   ------     -------
Cash provided by operating activities             $ 25.0   $  99.4   $ 71.8   $(74.4)    $  27.6
Cash provided by (used in) investing activities     13.5      56.5    (61.4)   (43.0)      117.9
Cash used in financing activities                  (43.1)   (158.4)    (5.3)   115.3      (153.1)
================================================================================================

     Operations generated $25.0 million of net cash in 2001 as compared to $99.4 million in 2000 and $71.8 million in 1999. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses and amounts due to affiliates.

     Our investing activities provided net cash of $13.5 million in 2001 and $56.5 million in 2000 and used net cash of $61.4 million in 1999. We received cash of $107.0 million in 2000 for properties contributed to Carr Office Park, L.L.C. The acquisition of two operating properties ($51.6 million) in 2001 also contributed to the decrease in cash from investing activities compared to 2000. Partially offsetting these decreases were a receipt of the financing proceeds distribution from Carr Office Park, L.L.C. ($47.2 million), release of restricted deposits ($23.3 million) and reduced development activity ($40.1 million). Cash from investing activities increased from 1999 to 2000 primarily as a result of cash received for properties contributed to Carr Office Park, L.L.C. and a decrease in property development activity ($48.9 million). Partially offsetting these factors was an increase in restricted deposits ($22.2 million).

     Financing activities used net cash of $43.1 million, $158.4 million and $5.3 million in 2001, 2000 and 1999, respectively. In 2001, we repaid several maturing mortgages. In 2000, we decreased our debt significantly, paying down our portion of the unsecured credit facility ($140.3 million).

                         Liquidity and Capital Resources

     As of December 31, 2001, we had approximately $1.2 million in available cash and cash equivalents. Our liquidity and capital resources are dependent upon CarrAmerica and its affiliates. CarrAmerica, as a REIT, is required to distribute at least 90% of their taxable income to their stockholders on an annual basis. We and CarrAmerica require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can include such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Therefore, as a general matter, it is unlikely our cash balances would satisfy our liquidity needs. Instead, these needs must be met from cash generated from rental revenue and external sources of capital.

     We derive substantially all of our revenue from tenants under existing leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversity of our tenant base helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our markets, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

     As a result of the recent economic downturn, the real estate markets materially softened during 2001. Demand for office space has declined significantly and vacancy rates have increased in each of our markets. As a result, occupancy in our portfolio of operating properties decreased to 92.2% at December 31, 2001, as compared to 96.8% at December 31, 2000. We expect that real estate markets will remain soft throughout 2002. As a result of the soft market, we anticipate that occupancy levels will be lower in 2002.

     CarrAmerica's primary external source of liquidity is its credit facility. In June 2001, it closed on a new three-year $500.0 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. This replaces the previous $450 million credit facility, under which we were a co-borrower, which would have matured in August 2001. CarrAmerica can extend the life of the line an additional year at its option. The line carries an interest rate of 70 basis points over 30-day LIBOR. The unsecured facility contains financial and other covenants with which CarrAmerica must comply and availability is limited to a specified percentage of the fair value of unmortgaged properties. We unconditionally guarantee this credit facility. As of December 31, 2001, $457.0 million was drawn on the credit facility, $2.2 million in letters of credit were outstanding and $40.8 million was available for borrowing. As of February 28, 2002, $70.0 million was drawn on the credit facility, $2.2 million in letters of credit were outstanding and $427.8 million was available for borrowing.

     We have significant capital requirements for development projects currently underway and in the future. As of December 31, 2001, we had 237,000 square feet of office space under construction in three projects in which we own minority interests. These projects are expected to cost $36.9 million of which, our total investment is expected to be approximately $7.8 million. Through December 31, 2001, approximately $26.7 million or 72.3% of the total project costs had been expended. We have funded our investment in projects under construction at December 31, 2001, primarily from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

     We also regularly incur significant expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, borrowings from CarrAmerica. We believe that a significant portion of these expenditures are recouped in the form of continuing lease payments.

     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and the costs associated with acquisitions of properties.

     In the future, if, as a result of general economic downturns, our or CarrAmerica's properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, such as CarrAmerica, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly distributions, our ability to perform development activity or to fund additional development in our joint ventures could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In almost every case, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

     We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $475.0 million as of December 31, 2001. These notes are in the form of $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007 and $100 million of 6.875% notes due in 2008. CarrAmerica's senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

     .    Limits on CarrAmerica's total indebtedness on a consolidated basis;
     .    Limits on CarrAmerica's secured indebtedness on a consolidated basis;
          and
     .    Limits on CarrAmerica's required debt service payments.

     On January 11, 2002, CarrAmerica issued $400 million of senior unsecured notes. The notes bear interest at 7.125% per annum, payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. We unconditionally guarantee these notes. Proceeds from the notes were used to pay down CarrAmerica's unsecured credit facility.

     Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. Prior to September 11, 2001, insurance market conditions were gradually beginning to harden. Unlike the earlier hard market in the mid-1980's, the events of September 11, 2001 are expected to affect nearly all coverage lines. This, combined with the fluctuations in insurance companies' investment income, capacity and reinsurance treaty renewals, and a year of significant losses, is expected to impact premiums. Our current property insurance policy, which expires June 30, 2002 includes terrorism coverage, but we anticipate that when we renew the policy, acts of terrorism will not be included in coverage. We expect that some underwriters will offer terrorism coverage, but at a high cost. Overall, we anticipate that insurance coverage costs will be higher in the future.

     We have investments in real estate joint ventures in which we hold an interest of 21.2% to 49.0%. These investments are accounted for by using the equity method, and therefore, the assets and liabilities of the joint ventures are not included in our financial statements. Summarized information relating to the financial condition and results of operations of these joint ventures is presented in note 5 of the notes to the consolidated financial statements. These joint ventures own and operate office buildings financed by non-recourse debt obligations. The obligations aggregated $271.1 at December 31, 2001, and are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. We expect that the cash flows from operations of the joint ventures and/or the proceeds from sales of their assets, will satisfy their obligations under those debt agreements. However, our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

     . Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
     .    Possibility that our co-venturer or partner might:
          .    become bankrupt;
          .    have interests or goals that are inconsistent with ours;
          .    take action contrary to our instructions, requests or interests
               (including those related to CarrAmerica's qualification as a REIT for tax purposes); or
          .    otherwise impede our objectives.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 on January 1, 2002 will not have an effect on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of SFAS No. 144 in 2002 will have a material effect on our financial statements.

     In July 2001, the Emerging Issues Task Force (EITF) released EITF D-98:
"Classification and Measurement of Redeemable Securities," which clarifies Rule 5-02.28 of Regulation S-X. This Rule requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. This announcement is to be applied retroactively beginning in the first quarter of 2002. As discussed in note 3, each holder of Class A Units, Class D Units and Class E Units may require us to redeem their Units. In addition, Class C Units may be converted to Class A Units over time at the holder's option. Since these Units are redeemable at the option of the holders, they are to be classified outside of partners' capital on our balance sheet. If we had applied this accounting in 2001, $38.5 million and $39.9 million of partners' capital as of December 31, 2001 and 2000, respectively, would be classified outside of partners' capital on our balance sheet.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Increases in interest rates would increase our interest expense and adversely affect our cash flow. As of December 31, 2001, we had $128.7 million of fixed rate debt. The mortgage loans mature at various times through 2017. This amount includes a $27.5 million note due to CarrAmerica that matures in 2011.

     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. We do not use derivative financial instruments for hedging purposes nor for speculation or trading purposes.

     A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing facilities, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of debt maturities at December 31, 2001:

2002                  $ 10,115
2003                    20,602
2004                    15,714
2005                    12,137
2006                     2,062
2007 and thereafter     68,099
                      --------
                      $128,729
                      ========

     If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $3.6 million. The estimated fair market value of the fixed rate debt instruments at December 31, 2001 was $133.2 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 14(a).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART II

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. The directors and executive officers of GP Holdings are listed in the following table:

Name                 Age   Position and Offices Held
----                 ---   -------------------------
Thomas A. Carr        43   President and Director
Philip L. Hawkins     46   Executive Vice President and Director
Richard F. Katchuk    55   Executive Vice President, CFO and Treasurer, and Director

     CarrAmerica is the sole stockholder of GP Holdings. The additional information required by this item concerning directors and executive officers of CarrAmerica and GP Holdings is incorporated by reference to the material appearing under the heading "Election of Directors (Proposal 1)," in CarrAmerica's definitive proxy statement for the annual meeting of its stockholders to be held on May 2, 2002 (the "CarrAmerica Proxy Statement') and under the headings "Item 1. Business-The Company-Our Directors" and "- Our Executive Officers and Certain Key Employees," in the 2001 CarrAmerica 10-K, which is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

     We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. GP Holdings has not paid any compensation to its directors and officers. CarrAmerica is the sole stockholder of GP Holdings. The information required by this item with respect to CarrAmerica's executive officers is incorporated by reference to the material appearing in the 2001 CarrAmerica Proxy Statement under the heading "Executive Compensation", which information is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 28, 2002, regarding the beneficial ownership of Units by each person we know to be the beneficial owner of more than five percent of our outstanding Units. As of February 28, 2002, no director or executive officer of GP Holdings or CarrAmerica beneficially owned any Units. Each entity named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by that person, except as otherwise set forth in the notes to the table.

Name and Business Address of Beneficial Owner   Number of Units/1/   Percent of Unit/2/
---------------------------------------------   ------------------   ------------------
CarrAmerica Realty Corporation                      13,054,561             90.9%
CarrAmerica Realty LP Holdings, Inc.                12,910,939             89.9%
 1850 K Street, NW
 Washington, DC 20006

----------
/1/ Includes 12,910,939 Units held by LP Holdings and 143,622 Units held by GP Holdings, each of which is a wholly owned subsidiary of CarrAmerica

/2/  Based on 14,362,972 Units outstanding as of February 28, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of our office properties. During 2001, 2000, and 1999, respectively, we incurred management fees of $2.5 million, $2.7 million and $3.8 million, respectively, for CARSI services. In 2000 and 1999, CARSI reimbursed us for services our personnel provide to CARSI. The reimbursements amounted to $3.4 million, and $3.5 million in 2000 and 1999, respectively. In 2001, no such reimbursements were made.

     In April 2001, CarrAmerica exercised an option under a loan agreement to acquire two office buildings and related land located in the San Francisco Bay area. We purchased this property from CarrAmerica at its cost of approximately $51.0 million.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1)  Financial Statements

          Reference is made to the Index to Financial Statements and Schedule on page 23.

14(a)(2)  Financial Statement Schedule

          Reference is made to the Index to Financial Statements and Schedule on page 23.

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

4.8 Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica's Current Report on Form 8-K filed on October 2, 1998).

4.9 Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit
          4.1 to CarrAmerica's Current Report on Form 8-K filed on January 11,
          2002)

10.1 Contribution and Purchase/Sale Agreement, dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 to CarrAmerica's Current Report filed on Form 8-K filed September 1,
          2000).

10.2 Supplemental Agreement (Amending and Supplementing the Contribution Agreement and the LLC Agreement), dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.3 to CarrAmerica's Current Report filed on Form 8-K filed September 1, 2000).

10.3 Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and Administrative Agent for the Banks, J.P. Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to CarrAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.4 Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit
          10.2 to CarrAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

21.1      List of Subsidiary

23.1      Consent of KPMG LLP, dated March 22, 2002

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

99.3 "Item 1-Business-The Company-Risk Factors," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2001.

99.4 "Item 5-Market for Registrant's Common Equity & Related Stockholder Matters," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2001.

99.5 "Election of Directors (Proposal 1)," from CarrAmerica's Proxy Statement on Schedule related to CarrAmerica's stockholders in connection with CarrAmerica's 2002 Annual Meeting of Stockholders.

99.6 "Item 1-Business-The Company-Directors of the Company," from CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 2001.

99.7 "Item 1-Business-The Company-Executive Officers and Certain Key Employees of the Company," from CarrAmerica's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

99.8      "Executive Compensation," from CarrAmerica's Proxy Statement on
          Schedule 14A related CarrAmerica's 2002 Annual Meeting of
          Stockholders.
14(b)     Reports on Form 8-K

     Form 8-K filed on December 21, 2001, regarding Security Capital Group Incorporated's consummation of public offering of 19,403,417 shares of CarrAmerica's common stock.

14(c)     Exhibits

     The list of exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)     Financial Statements

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 22, 2002.

                       CARRAMERICA REALTY, L.P.
                       a Delaware limited partnership


                       By:  CarrAmerica Realty GP Holdings, Inc. General Partner


                       By:  /s/ THOMAS A. CARR
                            ------------------------
                            Thomas A. Carr
                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 22, 2002.

          Signature                        Title
          ---------                        -----


/s/ THOMAS A. CARR                         President and Director
---------------------------------------
Thomas A. Carr


/s/ PHILIP L. HAWKINS                      Executive Vice President and
---------------------------------------    Director
Philip L. Hawkins


/s/ RICHARD F. KATCHUK                     Executive Vice President, CFO and
---------------------------------------    Treasurer, and Director
Richard F. Katchuk

                            CARRAMERICA REALTY, L.P.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     The following Consolidated Financial Statements and Schedule of CarrAmerica Realty, L.P. and Subsidiary and the Independent Auditors' Report thereon are attached hereto:

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Independent Auditors' Report.....................................................................   24
Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................   25
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and
1999.............................................................................................   26
Consolidated Statements of Partners' Capital for the Years Ended December 31, 2001, 2000
and 1999.........................................................................................   27
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and
1999.............................................................................................   28
Notes to Consolidated Financial Statements.......................................................   29
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2001...................   36

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Partners
CarrAmerica Realty, L.P.

     We have audited the consolidated financial statements of CarrAmerica Realty, L.P. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


/s/ KPMG LLP

Washington, D.C.
January 31, 2002

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
          Consolidated Balance Sheets as of December 31, 2001 and 2000

                                                            2001         2000
                                                         ---------    ---------
(In thousands)
Assets
Rental property:
      Land                                               $ 113,583    $ 103,294
      Buildings                                            533,132      505,043
      Tenant improvements                                   64,856       56,089
      Furniture, fixtures, and equipment                       591          909
                                                         ---------    ---------
                                                           712,162      665,335
      Less - accumulated depreciation                      (92,025)     (66,100)
                                                         ---------    ---------
           Total rental property                           620,137      599,235

Land held for development or sale                            6,412        6,706
Cash and cash equivalents                                    1,226        5,819
Restricted deposits                                          1,015       24,332
Accounts and notes receivable, net                          12,665       13,795
Investments in unconsolidated entities                      47,970       89,616
Accrued straight-line rents                                 12,340       10,810
Tenant leasing costs, net                                   11,918       12,578
Deferred financing costs, net                                  167          231
Prepaid expenses and other assets, net                       1,053        1,424
                                                         ---------    ---------
                                                         $ 714,903    $ 764,546
                                                         =========    =========

Liabilities and Partners' Capital
Liabilities:
      Mortgages and notes payable                        $ 128,729    $ 169,616
      Accounts payable and accrued expenses                 12,119       15,768
      Due to affiliates                                     56,785       73,495
      Rent received in advance and security deposits         6,277        4,610
                                                         ---------    ---------
           Total liabilities                               203,910      263,489

Partners' capital:
      General partner                                        5,214        5,089
      Limited partners                                     505,779      495,968
                                                         ---------    ---------
           Total partners' capital                         510,993      501,057

Commitments and contingencies
                                                         ---------    ---------
                                                         $ 714,903    $ 764,546
                                                         =========    =========

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

(In thousands)                                               2001        2000       1999
                                                           ---------   --------   --------
Operating revenues:
     Rental revenues:
        Minimum base rent                                   $ 87,160   $100,647   $101,830
        Recoveries from tenants                               13,124     17,220     16,450
        Other tenant charges                                   2,821      3,116      5,220
                                                            --------   --------   --------
            Total rental revenues                            103,105    120,983    123,500
     Cost reimbursements                                         972      3,802      3,830
                                                            --------   --------   --------
            Total operating revenues                         104,077    124,785    127,330
                                                            --------   --------   --------
Operating expenses:
     Property expenses:
        Operating expenses                                    24,316     28,597     29,427
        Real estate taxes                                      7,691     11,440     11,917
     Interest expense                                         19,185     27,567     20,545
     General and administrative                                7,978      6,518      6,239
     Depreciation and amortization                            30,180     31,517     32,820
                                                            --------   --------   --------
            Total operating expenses                          89,350    105,639    100,948
                                                            --------   --------   --------
            Real estate operating income                      14,727     19,146     26,382
Other (expense) income:
     Interest income                                           1,580      1,553      1,620
     Equity in earnings of unconsolidated entities             3,653      1,251          8
     (Loss) gain on sales of assets and other provisions      (7,435)    24,921      3,804
                                                            --------   --------   --------
            Total other  (expense) income                     (2,202)    27,725      5,432
                                                            --------   --------   --------
            Net income                                      $ 12,525   $ 46,871   $ 31,814
                                                            ========   ========   ========
        Net income attributable to general partner          $    125   $    469   $    318
                                                            ========   ========   ========
        Net income attributable to limited partners         $ 12,400   $ 46,402   $ 31,496
                                                            ========   ========   ========

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                  Consolidated Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000 and 1999

                                            General
                                            Partner           Limited Partners
                                         --------------   -------------------------
                                          CarrAmerica      CarrAmerica      Other
                                           Realty GP        Realty LP      Limited
(In thousands)                           Holdings, Inc.   Holdings, Inc.   Partners     Total
                                         --------------   --------------   --------   ---------
Partners' capital at December 31, 1998       $4,302          $375,500      $47,005    $ 426,807
Capital contributions                            --             2,213       (2,213)          --
Capital distributions                            --                --       (2,277)      (2,277)
Net income                                      318            27,558        3,938       31,814
                                             ------          --------      -------    ---------
Partners' capital at December 31, 1999        4,620           405,271       46,453      456,344
Capital contributions                            --             8,437       (8,437)          --
Capital distributions                            --                --       (2,158)      (2,158)
Net income                                      469            42,324        4,078       46,871
                                             ------          --------      -------    ---------
Partners' capital at December 31, 2000        5,089           456,032       39,936      501,057
Capital contributions                            --                --           --           --
Capital distributions                            --                --       (2,589)      (2,589)
Net income                                      125            11,235        1,165       12,525
                                             ------          --------      -------    ---------
Partners' capital at December 31, 2001       $5,214          $467,267      $38,512    $ 510,993
                                             ======          ========      =======    =========

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000 and 1999

(In thousands)                                                                     2001       2000        1999
                                                                                 --------   ---------   --------
Cash flows from operating activities:
     Net income                                                                  $ 12,525   $  46,871   $ 31,814
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              30,180      31,517     32,820
        Loss (gain) on sale of assets and other provisions                          7,435     (24,921)    (3,804)
        Equity in earnings of unconsolidated entities                              (3,653)     (1,251)        (8)
        Other                                                                         109      (1,211)        38
     Change in assets and liabilities:
        Decrease (increase) in accounts and notes receivable                        1,201       7,719    (10,978)
        (Increase) decrease in accrued straight-line rents                         (1,530)      1,139     (3,769)
        Additions to tenant leasing costs                                          (2,219)     (3,546)    (2,614)
        Decrease (increase) in prepaid expenses and other assets                      230        (760)       660
        Decrease in accounts payable and accrued expenses                          (3,514)     (3,367)    (2,345)
        (Decrease) increase in due to affiliates                                  (17,108)     48,880     29,171
         Increase (decrease) in rent received in advance and security deposits      1,719      (1,624)       847
                                                                                 --------   ---------   --------
            Total adjustments                                                      12,850      52,575     40,018
                                                                                 --------   ---------   --------
            Net cash provided by operating activities                              25,375      99,446     71,832
                                                                                 --------   ---------   --------
Cash flows from investing activities:
     Acquisition and development of rental property                               (67,944)    (18,663)    (8,042)
     Additions to land held for development or sale                                  (598)     (3,480)    (6,431)
     Additions to construction in progress                                             --     (37,175)   (83,138)
     Distributions from unconsolidated entities                                    51,210          --         --
     Contributions to unconsolidated entities                                      (5,680)     (7,622)    (1,296)
     Decrease (increase) in restricted deposits                                    23,317     (22,152)      (944)
     Proceeds from sales of  properties                                            13,203     145,573     38,409
                                                                                 --------   ---------   --------
            Net cash provided (used) by investing activities                       13,508      56,481    (61,442)
                                                                                 --------   ---------   --------
Cash flows from financing activities:
     Capital distributions                                                         (2,589)     (2,158)    (2,277)
     Deferred financing costs                                                          --          --         (2)
     Payments on unsecured line of credit                                              --    (140,250)        --
     Proceeds from refinancing of existing mortgages                                   --          --      4,905
     Repayments on mortgages and notes payable                                    (40,887)    (16,009)    (7,975)
                                                                                 --------   ---------   --------
            Net cash used by financing activities                                 (43,476)   (158,417)    (5,349)
                                                                                 --------   ---------   --------
     (Decrease) increase in cash and cash equivalents                              (4,593)     (2,490)     5,041
Cash and cash equivalents, beginning of the period                                  5,819       8,309      3,268
                                                                                 --------   ---------   --------
Cash and cash equivalents, end of the period                                     $  1,226   $   5,819   $  8,309
                                                                                 ========   =========   ========
Supplemental disclosure of cash flow information:
     Cash paid for interest (net of capitalized interest of $762 in 2001,
        $2,341 in 2000 and $5,177 in 1999)                                       $ 19,253   $  30,085   $ 19,642
                                                                                 ========   =========   ========

Supplemental disclosure of noncash investing activities:

(a) During 2000, we contributed $152.6 million of assets to an unconsolidated joint venture.

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(1)  Description of Business and Summary of Significant Accounting Policies

(a)  Business

     We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring developing and operating office buildings across the United States. At December 31, 2001, we owned 53 operating properties with no properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

     Our general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1% interest in us at December 31, 2001. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned approximately 89.7% interest in us at December 31, 2001, and various other individuals and entities, which owned an approximate 9.3% aggregate interest in us at December 31, 2001.

(b)  Basis of Presentation

     Our accounts and those of our wholly owned subsidiary are consolidated in the accompanying financial statements. We use the equity method to account for our investments in and our share of earnings or losses of unconsolidated entities. These entities are not majority-owned or controlled by us.

     Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets and evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

(c)  Rental Property

     Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

     Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building..........................   30 to 50 years
Building components....................   7 to 20 years
Tenant improvements....................   Lesser of the terms of the leases or
                                          useful lives of the assets
Furniture, fixtures and equipment .....   5 to 15 years

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

(h)  Revenue Recognition

     We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred. We recognize revenues for rents that are based on a percentage of a tenant's sales in excess of levels specified in the lease agreement when the tenant's sales actually exceed the specified minimum level.

     We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc.

(i)  Income and Other Taxes

     We make no provision for federal and state income taxes because the partners report their share of our taxable income or loss and any available tax credits on their income tax returns.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(j)  Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(k)  Stock Option Plan

     We are a participant in CarrAmerica's 1997 stock option and incentive plan. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for our stock/unit compensation plans. Under this method, we record compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeds the amount the employee is required to pay to acquire the unit or stock.

(l)  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 on January 1, 2002 will not have an effect on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of SFAS No. 144 in 2002 will have a material effect on our financial statements.

     In July 2001, the Emerging Issues Task Force (EITF) released EITF D-98:
"Classification and Measurement of Redeemable Securities," which clarifies Rule 5-02.28 of Regulation S-X. This Rule requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date;
(2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. This announcement is to be applied retroactively beginning in the first quarter of 2002. As discussed in note 3, each holder of Class A Units, Class D Units and Class E Units may require us to redeem their Units. In addition, Class C Units may be converted to Class A Units over time at the holder's option. Since these Units are redeemable at the option of the holders, they are to be classified outside of partners' capital on our balance sheet. If we had applied this accounting in 2001, $38.5 million and $39.9 million of partners' capital as of December 31, 2001 and 2000, respectively, would be classified outside of partners' capital on our balance sheet.

(2)  Mortgages and Notes Payable

     Our mortgages and notes payable are summarized as follows:

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(In thousands)                          December 31, 2001   December 31, 2000
                                        -----------------   -----------------
Fixed rate mortgages                        $101,206            $141,062
Unsecured credit facility                         --                 500
Fixed rate note payable to affiliate          27,523              28,054
                                            --------            --------
                                            $128,729            $169,616
                                            ========            ========

     Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from February 2003 through May 2017. The weighted average interest rate of mortgages payable was 7.81% at December 31, 2001 and 7.99% at December 31, 2000.

     In June 2001, CarrAmerica closed on a new three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are an unconditional guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. The interest rate on the unsecured credit facility is 70 basis points over 30-day LIBOR.

     We have a $30.0 million loan agreement with CarrAmerica. The note payable bears interest at 8.5% and requires monthly principal and interest payments of $242,000. The loan matures on May 31, 2011. The note is secured by certain office properties and other assets. The outstanding balance of the note payable to CarrAmerica was $27.5 million and $28.1 million at December 31, 2001 and 2000, respectively.

Debt maturities at December 31, 2001 are as follows:

(In thousands)

2002                         $  10,115
2003                            20,602
2004                            15,714
2005                            12,137
2006                             2,062
2007 and thereafter             68,099
                             ---------
                             $ 128,729
                             =========

     Restricted deposits consist primarily of escrow deposits and, at December 31, 2000, a deposit on for a property acquisition. The escrow deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

     The estimated fair value of our mortgages payable and note payable to affiliate at December 31, 2001 and 2000 was approximately $133.2 million and $174.3 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities.

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

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

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

     Units outstanding were as follows:

                    December 31,   December 31,   December 31,
                        2001           2000           1999
                    ------------   ------------   -------------
Class A Units           891,726        842,743        959,684
Class B Units        13,029,052     12,976,269     12,683,731
Class C Units           178,720        268,077        431,674
Class D Units           246,954        259,363        271,363
Class E Units            16,520         16,520         16,520
                     ----------     ----------     ----------
                     14,362,972     14,362,972     14,362,972
                     ==========     ==========     ==========

(4)  Lease Agreements

     Space in our rental properties is leased to approximately 300 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2001 are summarized as follows:

(Dollars in thousands)          Percentage of
                      Future    Total Space
                     Minimum    Under Lease
                       Rent       Expiring
                    ---------   -------------
2002                $  82,300        9.1
2003                   73,909       12.6
2004                   63,094       18.9
2005                   50,200        8.9
2006                   46,177        4.8
2007 & thereafter     124,960       45.7
                    ---------
                    $ 440,640
                    =========

     Leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

(5)  Investments in Unconsolidated Entities and Affiliate Transactions

     CarrAmerica utilizes joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when it desires to limit capital deployment in certain of its markets. We own interests ranging from 21.2% to 49.0% in real estate properties and development properties through unconsolidated entities. We had three investments in 2001 and 2000 and one investment in 1999 these entities.

     The combined condensed financial information for the unconsolidated entities accounted for under the equity method is as follows:

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(In thousands)

                                              December 31,
Balance Sheets                            2001            2000
                                        --------        --------
Assets
------
Rental property, net                    $456,079        $409,516
Land and construction in progess          45,537          71,124
Cash and cash equivalents                 13,773          14,680
Other assets                              25,535           4,092
                                        --------        --------
                                        $540,924        $499,412
                                        ========        ========
Liabilities and Partners' Capital
---------------------------------
Liabilities:
     Notes payable                      $271,089        $ 26,835
     Other liabilities                    20,612          13,058
                                        --------        --------
          Total liabilities              291,701          39,893
Partners' capital                        249,223         459,519
                                        --------        --------
                                        $540,924        $499,412
                                        ========        ========

Statements of Operations                 2001       2000    1999*
                                        -------   -------   -----
Revenue                                 $75,260   $24,025    $--
Depreciation and amortization expense    20,748     7,512     --
Interest expense                         10,606       113     --
Other expenses                           27,160     9,570     --
                                        -------   -------    ---
          Net income                    $16,746   $ 6,830    $--
                                        =======   =======    ===

* Our only investment, 1201 F St., LLC, was in development in 1999; therefore there was no operating activity.

     CarrAmerica Realty Services, Inc. ("CARSI"), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all our office properties. During 2001, 2000 and 1999, respectively, we incurred management fees of $2.5 million, $2.7 million and $3.8 million, respectively, for services performed by CARSI. In 2000 and 1999, CARSI reimbursed us for services our personnel provided to CARSI. These reimbursements amounted to $3.4 million and $3.5 million in 2000 and 1999, respectively. In 2001, no such reimbursements were made.

     In April 2001, CarrAmerica exercised an option under a loan agreement to acquire two office buildings and related land located in the San Francisco Bay area. We purchased this property from CarrAmerica at its cost of approximately $51.0 million.

(6)  (Loss) Gain on Sales of Assets and Other Provisions

     We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. In 2001, we disposed of one property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.5 million on our property. We also recognized an impairment loss of $0.9 million on land held for development. During 2000, we disposed of three properties. We recognized a gain of $6.0 million on these transactions.

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

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $18.9 million.

     During 1999, we disposed of three rental properties and recognized a gain of $3.8 million.

(7)  Commitments and Contingencies

     We participate in CarrAmerica's 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also make a base contribution of 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to four-year vesting, 25% per year. Prior to 2001, the vesting schedule was a five-year graduated vesting schedule, and our contribution was 50% of employee contributions up to the first 4% of pay. Our contributions to the plan were $306,000 in 2001, $216,000 in 2000 and $201,000 in 1999.

     In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, result of operations or liquidity.

     During 2001 and 2000, we have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $475.0 million as of December 31, 2001. These notes are in the form of $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007 and $100 million of 6.875% notes due in 2008. CarrAmerica's senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

     .    Limits on CarrAmerica's total indebtedness on a consolidated basis;
     .    Limits on CarrAmerica's secured indebtedness on a consolidated basis;
          and
     .    Limits on CarrAmerica's required debt service payments.

     On January 11, 2002, CarrAmerica issued $400 million of senior unsecured notes. The notes bear interest at 7.125% per annum, payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. We unconditionally guarantee these notes. Proceeds from the notes were used to pay down CarrAmerica's unsecured credit facility.

(8)  Quarterly Financial Information (unaudited)

     The following is a summary of quarterly results of operations for 2001 and 2000:

(In thousands)                    First    Second    Third     Fourth
2001                             Quarter   Quarter   Quarter   Quarter
----                            --------   -------   -------   -------
Real estate operating revenue   $ 25,671   $26,258   $25,750   $26,398
Real estate operating income       2,852     2,486     4,193     5,196
Net (loss) income                 (3,292)    5,192     4,955     5,670

2000
----
Real estate operating revenue   $ 33,753   $35,787   $30,785   $24,460
Real estate operating income       7,514     7,053     3,792       787
Net income                         7,712     8,624    15,833    14,702

     Note: Net loss for the first quarter of 2001 includes a loss on the sale of assets and impairment loss of $7,566. Net income for the second, third and fourth quarter of 2000 includes gains on sales of assets of $978, $11,352 and $12,591, respectively.

                 CarrAmerica Realty Corporation and Subsidiaries
 Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2001

(In thousands)                                             Initial Costs           Costs
                                                      ----------------------    Capitalized
                                                               Buildings and   Subsequent to
Properties                             Encumbrances    Land    Improvements    Acquisition/1/
------------------------------------   ------------   ------   -------------   --------------
Orange County/Los Angeles:
     South Coast Executive Center         14,871       3,324       17,212          3,746
     2600 W. Olive                        18,913       3,855       25,054          3,092
     Bay Technology Center                    --       2,442       11,164            753

San Diego:
     Jaycor                               10,861       5,123       11,754          4,416

San Francisco Bay Area:
     San Mateo Center I                       --       5,703        9,126            899
     San Mateo II & III                       --       9,723       15,556          1,922
     Mountain View Gateway Center             --      13,637       37,946             --

Denver, CO:
     Harlequin Plaza                          --       4,746       21,344          8,742
     Quebec Court I & II                      --       2,368       19,819         10,414
     Quebec Centre                            --       1,423        5,659          1,489

Seattle, WA:
     Canyon Park Commons                   4,923       2,375        9,958          1,530

Salt Lake City, UT:
     Sorenson Research Park                3,721       4,389       25,304          3,553
     Sorenson XI                              --       1,490           --          4,884
     Wasatch Corporate Center             12,016       3,318       15,495            509
     Wasatch Corporate Center 17, 18          --       2,636           --         11,611
     Wasatch Corporate Center 16              --       1,172           --          1,213

Chicago, IL:
     Bannockburn I & II                       --       3,448       22,928          4,764
     Bannockburn IV                           --       1,914       12,729            701

Austin, TX:
     City View Centre                         --       1,718       13,854          1,706
     City View Center                         --       1,890           --         13,713
     Tower of the Hills                       --       1,633       13,625          1,355

Dallas, TX:
     Cedar Maple Plaza                        --       1,220       10,982          1,856
     Quorum North                             --       1,357        9,078          1,699
     Quorum Place                             --       1,941       14,234          1,937
     Two Mission Park                         --         823        4,326          1,120
     Royal Ridge                              --       1,960           --            514
     Commons @ Las Colinas 1, 3               --       9,990           --         95,402
     5000 Quorum                              --       1,774       15,616          1,507

                                          Gross Amount at Which
(In thousands)                         Carried at Close of Period
                                       --------------------------
                                                  Building and               Accumulated      Date of        Year of
Properties                                Land    Improvements      Total    Depreciation   Construction   Acquisition
------------------------------------     ------   ------------     -------   ------------   ------------   -----------
Orange County/Los Angeles:
     South Coast Executive Center         3,388      20,894         24,282       4,097            1987        1996
     2600 W. Olive                        3,904      28,097         32,001       5,046            1986        1997
     Bay Technology Center                2,462      11,897         14,359       1,679            1985        1997

San Diego:
     Jaycor                               5,154      16,139         21,293       1,645            1989        1998

San Francisco Bay Area:
     San Mateo Center I                   5,710      10,018         15,728       1,341            1986        1997
     San Mateo II & III                   9,817      17,384         27,201       2,725            1985        1997
     Mountain View Gateway Center        13,637      37,946         51,583         895            1998        2001

Denver, CO:
     Harlequin Plaza                      4,747      30,085         34,832       7,026            1981        1996
     Quebec Court I & II                  2,371      30,230         32,601       6,845       1979-1980        1996
     Quebec Centre                        1,423       7,148          8,571       1,832            1985        1996

Seattle, WA:
     Canyon Park Commons                  2,380      11,483         13,863       1,626            1988        1997

Salt Lake City, UT:
     Sorenson Research Park               5,017      28,229         33,246       4,795       1988-1997        1997
     Sorenson XI                          2,312       4,062          6,374         710            1999        1997
     Wasatch Corporate Center             3,587      15,735         19,322       2,382            1996        1997
     Wasatch Corporate Center 17, 18      2,537      11,710         14,247       2,228       1998-1999        1997
     Wasatch Corporate Center 16          2,385          --          2,385          --             N/A        1999

Chicago, IL:
     Bannockburn I & II                   3,472      27,668         31,140       5,265            1980        1997
     Bannockburn IV                       1,924      13,420         15,344       2,177            1988        1997

Austin, TX:
     City View Centre                     1,720      15,558         17,278       3,848            1985        1996
     City View Center                     2,106      13,497         15,603       2,980            1998        1996
     Tower of the Hills                   1,634      14,979         16,613       2,161            1986        1997

Dallas, TX:
     Cedar Maple Plaza                    1,225      12,833         14,058       2,215            1985        1997
     Quorum North                         1,368      10,766         12,134       2,059            1983        1997
     Quorum Place                         1,954      16,158         18,112       3,270            1981        1997
     Two Mission Park                       831       5,438          6,269       1,120            1983        1997
     Royal Ridge                          2,474          --          2,474          --             N/A        2000
     Commons @ Las Colinas 1, 3          10,033      95,359        105,392       9,514            1999        1998
     5000 Quorum                          1,782      17,115         18,897       2,476            1984        1998

                 CarrAmerica Realty Corporation and Subsidiaries
 Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2001

(In thousands)
                                                    Initial Costs           Costs
                                              ------------------------   Capitalized
                                                         Buildings and   Subsequent to
Properties                     Encumbrances     Land     Improvements    Acquisition/1/
-------------------------      ------------   --------   -------------   -------------
Phoenix, AZ:
     Qwest Communications          35,901       18,517       74,069             786
                                 --------     --------     --------        --------
PROPERTY TOTALS                  $101,206     $115,909     $416,832        $185,833
                                 ========     ========     ========        ========

                                     Gross Amount at Which
                                  Carried at Close of Period
                               ---------------------------------
                                          Building and              Accumulated      Date of        Year of
 Properties                      Land     Improvements    Total     Depreciation   Construction   Acquisition
 ------------------------      --------   ------------   --------   ------------   ------------   -----------
Phoenix, AZ:
     Qwest Communications        18,641      74,731        93,372      10,068          1988          1997
                               --------    --------      --------     -------
PROPERTY TOTALS                $119,995    $598,579      $718,574     $92,025
                               ========    ========      ========     =======

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building                         30 to 50 years
Building components                   7 to 20 years
Tenant improvements                   Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment     5 to 15 years

The aggregate cost for federal income tax purposes was approximately $508,041 at December 31, 2001.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2001, 2000 and 1999 are as follows:

                                                 Real Estate Assets
                                         ---------------------------------
(In thousands)                             2001         2000        1999
--------------------------------------   ---------   ---------   ---------
Balance, beginning of period             $ 672,041   $ 815,967   $ 762,580
     Acquisitions                           51,583          --          --
     Improvements                           16,067      59,318      90,537
     Sales, retirements and write-offs     (21,117)   (203,244)    (37,150)
                                         ---------   ---------   ---------
Balance, end of period                   $ 718,574   $ 672,041   $ 815,967
                                         =========   =========   =========

                                              Accumulated Depreciation
                                         ---------------------------------
                                           2001        2000        1999
                                         ---------   ---------   ---------
Balance, beginning of period              $ 66,100    $ 57,733    $ 32,546
  Depreciation for the period               27,391      28,252      28,742
  Sales, retirements and
    write-offs                              (1,466)    (19,885)     (3,555)
                                          --------    --------    --------
Balance, end of period                    $ 92,025    $ 66,100    $ 57,733
                                          ========    ========    ========

/1/ Costs capitalized are offset by retirements and writeoffs.