Form 10-Q
period 2002-03-31
CARRAMERICA REALTY L P
filed 2002-05-13
CIK 1040554

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED March 31, 2002
                                          --------------

                          COMMISSION FILE NO. 000-22741
                                              ---------


                            CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    52-1976308
---------------------------------------        ---------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                           Number)


                   1850 K Street, N.W., Washington, D.C. 20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 729-1700
                                                           --------------


                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


       Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of March 31, 2002:
                            (# of shares) 14,362,972

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

                     YES   X        NO  ______
                         -----

                                      Index
                                      -----

                                                                                                   Page
                                                                                                   ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary
         as of March 31, 2002 (unaudited) and December 31, 2001 ................................       4

         Consolidated statements of operations of CarrAmerica Realty, L.P. and
         subsidiary for the three months ended March 31, 2002 and 2001 (unaudited) .............       5

         Consolidated statements of cash flows of CarrAmerica Realty, L.P. and
         subsidiary for the three months ended March 31, 2002 and 2001 (unaudited) .............       6

         Notes to consolidated financial statements (unaudited).................................   7 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................................... 10 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................      16

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.......................................................      17

                                     Part I
                                     ------

Item 1.  Financial Information
         ---------------------

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
                   As of March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                           March 31,    December 31,
                                                                             2002           2001
                                                                          -----------   ------------
(In thousands)                                                            (unaudited)
Assets
Rental property:
      Land                                                                $   113,557    $   113,583
      Buildings                                                               533,497        533,132
      Tenant improvements                                                      66,084         64,856
      Furniture, fixtures, and equipment                                          708            591
                                                                          -----------    -----------
                                                                              713,846        712,162
      Less - accumulated depreciation                                         (99,138)       (92,025)
                                                                          -----------    -----------
           Total rental property                                              614,708        620,137

Land held for development or sale                                               5,699          6,412
Cash and cash equivalents                                                       2,944          1,226
Restricted deposits                                                             1,008          1,015
Accounts and notes receivable, net                                             11,446         12,665
Investments in unconsolidated entities                                         48,807         47,970
Accrued straight-line rents                                                    12,895         12,340
Tenant leasing costs, net                                                      11,705         11,918
Deferred financing costs, net                                                     153            167
Prepaid expenses and other assets, net                                            964          1,053
                                                                          -----------    -----------

                                                                          $   710,329    $   714,903
                                                                          ===========    ===========

Liabilities, Redeemable Partnership Units and Partners' Capital
Liabilities:
      Mortgages and notes payable                                         $   138,291    $   140,729
      Accounts payable and accrued expenses                                     9,237         12,119
      Due to affiliates                                                        42,650         44,785
      Rents received in advance and security deposits                           5,584          6,277
                                                                          -----------    -----------
           Total liabilities                                                  195,762        203,910

Redeemable partnership units                                                   41,097         40,151

Partners' capital:
      General partner                                                           5,258          5,215
      Limited partners                                                        468,212        465,627
                                                                          -----------    -----------
           Total partners' capital                                            473,470        470,842

Commitments and contingencies
                                                                          -----------    -----------

                                                                          $   710,329    $   714,903
                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

(Unaudited and in thousands)                                   2002        2001
                                                             --------    --------
Operating revenues:
     Rental revenues:
        Minimum base rent                                    $ 21,315    $ 21,560
        Recoveries from tenants                                 3,814       3,016
        Other tenant charges                                      521         990
                                                             --------    --------
            Total rental revenues                              25,650      25,566
     Cost reimbursements                                          182         105
                                                             --------    --------
            Total operating revenues                           25,832      25,671
                                                             --------    --------
Operating expenses:
     Property expenses:
        Operating expenses                                      5,910       6,949
        Real estate taxes                                       2,375       1,493
     Interest expense                                           4,143       4,665
     General and administrative                                 1,411       2,202
     Depreciation and amortization                              8,081       7,510
                                                             --------    --------
            Total operating expenses                           21,920      22,819
                                                             --------    --------
            Real estate operating income                        3,912       2,852
                                                             --------    --------

Other income (loss):
     Interest income                                              208         265
     Equity in earnings of unconsolidated entities              1,038       1,157
     Loss on sale of assets and other provisions, net            (860)     (7,566)
                                                             --------    --------
            Total other income (loss)                             386      (6,144)
                                                             --------    --------

            Net income (loss)                                $  4,298    $ (3,292)
                                                             ========    ========

        Net income (loss) attributable to general partner    $     43    $    (33)
                                                             ========    ========
        Net income (loss) attributable to limited partners   $  4,255    $ (3,259)
                                                             ========    ========

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

(Unaudited and in thousands)                                                                      2002        2001
                                                                                                --------    --------
Cash flows from operating activities:
     Net income (loss)                                                                          $  4,298    $ (3,292)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                              8,081       7,510
        Loss on sale of assets and other provisions, net                                             860       7,566
        Equity in earnings of unconsolidated entities                                             (1,038)     (1,157)
        Other                                                                                       (143)       (301)
     Change in assets and liabilities:
        Decrease in accounts and notes receivable                                                  1,219       2,346
        (Increase) decrease in accrued straight-line rents                                          (555)        101
        Additions to tenant leasing costs                                                           (716)       (717)
        Decrease in prepaid expenses and other assets                                                 65         131
        Decrease in accounts payable, accrued expenses and due to affiliates                      (5,017)     (4,350)
        (Decrease) increase in rents received in advance and security deposits                      (693)      1,151
                                                                                                --------    --------
            Total adjustments                                                                      2,063      12,280
                                                                                                --------    --------
            Net cash provided by operating activities                                              6,361       8,988
                                                                                                --------    --------
Cash flows from investing activities:
     Acquisitions and additions to rental property                                                (1,684)     (5,958)
     Additions to land held for development                                                         (147)       (193)
     Distributions from unconsolidated entities                                                      241          88
     Contributions to unconsolidated entities                                                        (39)     (4,056)
     Decrease in restricted deposits                                                                   7       1,625
     Proceeds from sales of properties                                                                 -      13,203
                                                                                                --------    --------
            Net cash (used by) provided by investing activities                                   (1,622)      4,709
                                                                                                --------    --------
Cash flows from financing activities:
     Capital distributions                                                                          (583)       (517)
     Repayments on notes and mortgages payable                                                    (2,438)     (9,674)
                                                                                                --------    --------
            Net cash used by financing activities                                                 (3,021)    (10,191)
                                                                                                --------    --------

     Increase in cash and cash equivalents                                                         1,718       3,506
Cash and cash equivalents, beginning of the period                                                 1,226       8,309
                                                                                                --------    --------
Cash and cash equivalents, end of the period                                                    $  2,944    $ 11,815
                                                                                                ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $105 and $284
        for the three months ended March 31, 2002 and 2001, respectively                        $  4,151    $  4,920
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

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          We are a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. At March 31, 2002, we owned 53 operating properties with no properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

          Our general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in us at March 31, 2002. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 89.9% interest in us at March 31, 2002 and various other individuals and entities, which collectively owned an approximate 9.1% aggregate interest in us at March 31, 2002.

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

     (c)  Interim Financial Statements

          The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

     (d)  New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 in January 2002 did not have a material effect on our financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

          provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, in the event of a future asset sale, we would be required to reclassify portions of previously reported earnings to discontinued operations and to present assets as held for sale and the related liabilities separately in our consolidated balance sheets.

          In July 2001, the Emerging Issues Task Force (EITF) released EITF D-98: "Classification and Measurement of Redeemable Securities," which clarifies Rule 5-02.28 of Regulation S-X. This Rule requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. Our ownership is expressed in partnership units ("Units"). These Units are redeemable at the option of the holder for, as determined by CarrAmerica, a like number of shares of common stock of CarrAmerica or cash. Since these Units are redeemable, at the option of the holders, they are classified outside of partners' capital on the balance sheet as redeemable partnership units and measured at redemption value as of the end of the periods presented. As of March 31, 2002 and December 31, 2001 there were 1,308,411 and 1,333,920 redeemable Units outstanding, respectively. The value of the redeemable Units is based on the closing market price of CarrAmerica common stock, which was $31.41 per share as of March 31, 2002 and $30.10 per share as of December 31, 2001. This pronouncement was applied retroactively beginning in the first quarter of 2002.

     (e)  Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

(2)  Mortgages and Notes Payable

     Our mortgages and notes payable are summarized as follows:

                (In thousands)                                      March 31,           December 31,
                                                                      2002                 2001
                                                                  ------------         -------------

                Fixed rate mortgages                               $  98,908            $ 101,206
                Fixed rate notes payable to affiliate                 39,383               39,523
                                                                   ---------            ---------
                                                                   $ 138,291            $ 140,729
                                                                   =========            =========

     Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from February 2003 through May 2017. Our fixed rate debt bore an effective weighted average interest rate of 7.61% at March 31, 2002. The weighted average term of this debt is 4.9 years.

     In June 2001, CarrAmerica closed on a new three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are an unconditional guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. The interest rate on the unsecured credit facility is 70 basis points over 30-day LIBOR.

     We have two borrowing agreements with CarrAmerica. The first is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000. This note matures on

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


     March 27, 2007. The second is a $30.0 million loan that bears interest at 8.5% and requires monthly principal and interest payments of $242,000. This note matures on May 31, 2011. The outstanding balance on this note was $27.4 million at March 31, 2002 and $27.5 million at December 31, 2001. Both notes are secured by certain office properties and other assets.

     Debt maturities at March 31, 2002 were as follows:

                             (In thousands)

                             2002                     $   7,597
                             2003                        20,534
                             2004                        15,664
                             2005                        12,374
                             2006                         2,099
                             2007 and thereafter         80,023
                                                      ---------
                                                      $ 138,291
                                                      =========

(3)  Loss on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended March 31, 2002, we did not dispose of any operating properties. We recognized an impairment loss of $0.9 million on a parcel of land held for development. During the three months ended March 31, 2001, we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.6 million on our property. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the three months ended March 31, 2001.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

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

        Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts by approximately $1.8 million in 2001 and by an additional $0.4 million in the first quarter of 2002.

RESULTS OF OPERATIONS

        Operating results are summarized as follows:

                --------------------------------------------------------------------
                                                For the three months ended  Variance
                                                                            --------
                                                         March 31,          2002 vs.
                                                --------------------------
                (in millions)                         2002           2001     2001
                                                      ----           ----     ----
                Operating revenue                 $   25.8        $  25.7     $ 0.1
                Property operating expense             8.3            8.4      (0.1)
                General and administrative             1.4            2.2      (0.8)
                Depreciation and amortization          8.1            7.5       0.6
                Interest expense                       4.1            4.7      (0.6)
                Other income (loss), net               0.4           (6.1)      6.5
                --------------------------------------------------------------------

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

        Operating revenues increased slightly for the first quarter of 2002 as compared to the same period in 2001. Same store rental revenues decreased by approximately 6.2% (approximately $1.6 million) as overall same store occupancy decreased from 96.2% in 2001 to 90.8% in 2002. This decrease in same store revenue was offset by revenue from two operating properties acquired in April 2001.

        Property operating expenses decreased slightly for the first quarter of 2002 as compared to the same period in 2001. A lower provision for uncollectible accounts receivable ($1.2 million) was offset by higher real estate taxes ($0.9 million) and the addition of property expenses ($0.4 million) from two operating properties acquired in April 2001. Excluding the properties acquired in April 2001, same store property operating expenses decreased by approximately 7.7% (approximately $0.6 million) for the reasons explained above.

        For the first quarter, general and administrative expenses decreased $0.8 million (36.4%) in 2002 as compared to 2001. This decrease resulted primarily from a reduction in allocated costs from CarrAmerica due to the completion of portions of its internal process improvement efforts.

        Depreciation and amortization increased $0.6 million (8.0%) in the first three months of 2002 compared to the same period in 2001. The increase was due primarily to the acquisition of two properties in April of 2001.

        Interest expense decreased $0.6 million (12.8%) in the first quarter of 2002 as compared to the same period in 2001. This decrease was principally the result of the repayment of a mortgage in connection with the sale of a property in 2001.

        For the three months ended March 31, other income (loss) increased $6.5 million in 2002 as compared to 2001 due primarily to a $6.6 million loss incurred on the sale of a property in 2001.

Consolidated Cash Flows

        Consolidated cash flow information is summarized as follows:

                                                               March 31,      2002 vs.
                                                          -------------------
       (in millions)                                        2002       2001     2001
                                                            ----       ----     ----
       Cash provided by operating activities               $ 6.4      $  9.0   $ (2.6)
       Cash (used by) provided by investing activities      (1.6)        4.7     (6.3)
       Cash used by financing activities                    (3.0)      (10.2)     7.2
       -------------------------------------------------------------------------------

        Operations generated net cash of $6.4 million in 2002 compared to $9.0 million in 2001. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

        Our investing activities used net cash of $1.6 million in 2002 compared to providing net cash of $4.7 million in 2001. The decrease in net cash from investing activities in 2002 compared to 2001 was due primarily to the decrease in proceeds from sales of properties ($13.2 million), partly offset by lower cost for acquisitions and additions to rental property ($4.3 million) and lower contributions to unconsolidated entities ($4.0 million).

        Financing activities used net cash of $3.0 million in 2002 compared to $10.2 million 2001. This decrease is due primarily to a repayment of a $7.4 million mortgage balance in connection with the sale of a property in 2001.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources

     Our liquidity and capital resources are dependent upon CarrAmerica and its affiliates. CarrAmerica, as a REIT, is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. We and CarrAmerica require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Therefore, as a general matter, it is unlikely our cash balances would satisfy our liquidity needs. Instead, these needs must be met from cash generated from rental revenue and external sources of capital.

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

     As a result of the economic climate in 2001, the real estate markets materially softened. Demand for office space declined significantly and vacancy rates increased in most of our markets. During the first quarter of 2002, our core markets continued to be weak. As a result, occupancy in our portfolio of operating properties decreased to 91.3% at March 31, 2002, as compared to 92.2% at December 31, 2001 and 96.2% at March 31, 2001. We expect vacancy rates to continue to increase in most of our markets although the rate of deterioration will slow in the latter half of the year.

     CarrAmerica's primary external source of liquidity is its credit facility. It has a three-year $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the line an additional year at its option. The line carries an interest rate of 70 basis points over 30-day LIBOR. The unsecured facility contains financial and other covenants with which CarrAmerica must comply and availability is limited to a specified percentage of the fair value of unmortgaged properties. We unconditionally guarantee this credit facility. As of March 31, 2002, $74.0 million was drawn on the credit facility, $2.2 million in letters of credit were outstanding and $423.8 million available for borrowing.

     We will require capital for development projects currently underway and in the future. As of March 31, 2002, we had 195,000 square feet of office space under construction in two projects in which we own minority interests. These projects are expected to cost $32.6 million, of which our total investment is expected to be approximately $9.3 million. Through March 31, 2002, approximately $22.6 million or 69.3% of the total project costs had been expended on these projects. We have funded our investment in projects under construction at March 31, 2002, primarily from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

     We also regularly incur expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, borrowings from CarrAmerica. We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

     In the future, if, as a result of general economic downturns, our or CarrAmerica's properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, such as CarrAmerica, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly distributions, our ability to perform development activity or to fund additional development in our joint ventures could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In many cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

     We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $875.0 million as of March 31, 2002. These notes are in the form of $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007, $100 million of 6.875% notes due in 2008 and $400 million of 7.125% notes due in 2012. CarrAmerica's senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

     * Limits on CarrAmerica's total indebtedness on a consolidated basis;
     * Limits on CarrAmerica's secured indebtedness on a consolidated basis; and
     * Limits on CarrAmerica's required debt service payments.

     Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. After the events of September 11, 2001, property and casualty insurance markets began to exclude terrorist acts as an insured peril for renewing policies. Although separate terrorist coverage for real estate is now available from a limited number of insurers, available limits, cost, and higher deductibles are a concern not only to us but also to our lenders. Trophy and high-rise properties are expected to be difficult to insure. Through our insurance broker, we are exploring various options for addressing the terrorism risk and will decide upon a method of risk management before our June 30, 2002 renewal date.

     We have investments in real estate joint ventures in which we hold 21.2% to 49.0% interests. These investments are accounted for using the equity method, and therefore, the assets and liabilities of the joint ventures are not included in our financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets.

     Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

* Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
*    Possibility that our co-venturer or partner might:
     * become bankrupt;
     * have interests or goals that are inconsistent with ours;
     * take action contrary to our instructions, requests or interests (including those related to CarrAmerica's qualification as a REIT for tax purposes); or
     * otherwise impede our objectives.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each wholly-owned operating property as of March 31, 2002:

                                                           Net Rentable
                                                               Area           Percent            Number
       Consolidated Properties                           (square feet)(1)     Leased(2)       of Buildings
       ----------------------------------------------  ------------------- --------------   -----------------
       Southern California, Orange County/Los Angeles
           South Coast Executive Center                           161,692           63.2%                 2
           2600 W. Olive                                          144,831          100.0                  1
           Bay Technology Center                                  107,481           56.6                  2
       Southern California, San Diego
           Jaycor                                                 105,358          100.0                  1
       Northern California, San Francisco Bay Area
           San Mateo I                                             70,000            0.0                  1
           San Mateo II and III                                   141,731           74.0                  2
           Mountain View Gateway Center                           236,400          100.0                  2
       Seattle:
           Canyon Park Commons                                     95,290          100.0                  1
       Austin, Texas:
           City View Centre                                       137,218           57.1                  3
           Tower of the Hills                                     166,149          100.0                  2
           City View Center                                       128,716          100.0                  1
       Chicago:
           Bannockburn I & II                                     209,969           93.2                  2
           Bannockburn IV                                         104,993          100.0                  1
       Dallas, Texas:
           Quorum North                                           116,178           92.0                  1
           Quorum Place                                           178,399           81.4                  1
           Cedar Maple Plaza                                      113,225           89.8                  3
           Commons @ Las Colinas 1, 2, 3                          604,234          100.0                  3
           Two Mission Park                                        77,832           77.6                  1
           5000 Quorum                                            162,186           87.2                  1
       Denver:
           Harlequin Plaza                                        328,623           92.9                  2
           Quebec Court I & II                                    287,294          100.0                  2
           Quebec Center                                          106,805           89.2                  3
       Phoenix, Arizona:
           Qwest Communications                                   532,506          100.0                  4
       Salt Lake City, Utah:
           Sorenson Research Park                                 282,944           97.7                  5
           Wasatch Corporate Center                               299,885           96.1                  5
           Sorensen X                                              41,288          100.0                  1

       TOTAL CONSOLIDATED PROPERTIES:                           4,941,227                                53
       WEIGHTED AVERAGE                                                             91.3%

      (1) Includes office and retail space but excludes storage space.
      (2) Includes space for leases that have been executed and have commenced as of March 31, 2002.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

     The following table sets outs a schedule of the lease expirations as of March 31, 2002:

          Year of Lease Expiration     (square feet) (1)        Expiring Leases
          ------------------------  ------------------------  ------------------
          2002                                      355,839                 7.9%
          2003                                      504,171                11.2%
          2004                                      869,528                19.3%
          2005                                      377,757                 8.4%
          2006                                      224,750                 5.0%
          2007                                      792,415                17.6%
          2008                                      225,419                 5.0%
          2009                                      507,050                11.2%
          2010                                      223,470                 5.0%
          2011                                       87,302                 1.9%
          2012 and thereafter                       341,758                 7.5%


                                                  4,509,459                 100%

    (1)   Excludes 431,768 square feet of vacant space.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     * National and local economic, business and real estate conditions that will, among other things affect:
              *  Demand for office properties
              * The ability of the general economy to recover timely from the current economic downturn
              *  The availability and creditworthiness of tenants
              *  Level of lease rents
              *  The availability of financing for both tenants and us;
     * Adverse changes in the real estate markets, including, among other things:
              *  Competition with other companies, and
              * Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
     * Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
     * The ability of CarrAmerica to maintain its status as a REIT for federal income tax purposes;
     *   Governmental actions and initiatives; and
     *   Environmental/safety requirements.

For further discussion of these and other factors that could impact our or CarrAmerica's future results, performance, achievements or transactions, see the documents that we and CarrAmerica file from time to time with the Securities and Exchange Commission, and in particular, the section titled "The Company - Risk Factors" in CarrAmerica's Annual Report on Form 10-K.

           Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2001 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     Part II

OTHER INFORMATION
-----------------

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None.


     (b)  Reports on Form 8-K
          -------------------

          Current Report on Form 8-K filed on January 11, 2002 regarding underwriting agreement between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc. in connection with a proposed public offering of $400,000,000 of 7.125% Senior Notes due 2012.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By: CarrAmerica Realty GP Holdings, Inc.,
     its general partner





/s/ Stephen E. Riffee
-----------------------------------
Stephen E. Riffee, Treasurer

Date:  May 13, 2002