Form 10-Q
period 2002-06-30
CARRAMERICA REALTY L P
filed 2002-08-14
CIK 1040554

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 2002
                                           -------------

                          COMMISSION FILE NO. 000-22741
                                              ---------


                            CARRAMERICA REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 52-1976308
-----------------------------------    -----------------------------------------
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


       Number of Partnership Units outstanding of each of the registrant's classes of Partnership Units as of June 30, 2002:
                            (# of shares) 14,362,972
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                  YES  X     NO  ___
                      ---

                                      Index

Part I: Financial Information                                                                       Page
-----------------------------                                                                       ----
Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary
         as of June 30, 2002 (unaudited) and December 31, 2001 .................................       4

         Consolidated statements of operations of CarrAmerica Realty, L.P. and
         subsidiary for the three and six months ended June 30, 2002 and 2001 (unaudited) ......       5

         Consolidated statements of cash flows of CarrAmerica Realty, L.P. and
         subsidiary for the six months ended June 30, 2002 and 2001 (unaudited) ................       6

         Notes to consolidated financial statements (unaudited) ................................   7 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................................... 10 - 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............................      17

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K ......................................................      18

                                     Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                          Consolidated Balance Sheets
                   As of June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                              June 30,          December 31,
                                                                                2002                2001
                                                                          ----------------    -----------------
(In thousands)                                                              (unaudited)
Assets
Rental property:
      Land                                                                $        118,673    $         113,583
      Buildings                                                                    541,748              533,132
      Tenant improvements                                                           65,259               64,856
      Furniture, fixtures, and equipment                                               691                  591
                                                                          ----------------    -----------------

                                                                                   726,371              712,162
      Less - accumulated depreciation                                             (104,224)             (92,025)
                                                                          ----------------    -----------------

           Total rental property                                                   622,147              620,137

Land held for development or sale                                                    5,633                6,412
Cash and cash equivalents                                                                -                1,226
Restricted deposits                                                                    660                1,015
Accounts and notes receivable, net                                                  10,357               12,665
Investments in unconsolidated entities                                              47,491               47,970
Accrued straight-line rents                                                         13,162               12,340
Tenant leasing costs, net                                                           11,740               11,918
Deferred financing costs, net                                                          119                  167
Prepaid expenses and other assets, net                                                 421                1,053
                                                                          ----------------    -----------------
                                                                          $        711,730    $         714,903
                                                                          ================    =================

Liabilities, Mandatorily Redeemable Partnership Units and Partners'
Capital Liabilities:
      Mortgages and notes payable                                         $        135,807    $         140,729
      Accounts payable and accrued expenses                                          9,904               12,119
      Due to affiliates                                                             38,023               44,785
      Rents received in advance and security deposits                                4,311                6,277
                                                                          ----------------    -----------------
           Total liabilities                                                       188,045              203,910

Mandatorily redeemable partnership units                                            40,364               40,151

Partners' capital:
      General partner                                                                5,357                5,215
      Limited partners                                                             477,964              465,627
                                                                          ----------------    -----------------
           Total partners' capital                                                 483,321              470,842

Commitments and contingencies
                                                                          $        711,730    $         714,903
                                                                          =================   =================

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                 Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                            ---------------------------     ----------------------------
                                                                2002            2001            2002            2001
                                                            ------------    -----------     ------------    ------------
Operating revenues:
    Rental revenue:
      Base rent                                             $     21,400    $    22,086     $     42,442    $     43,377
      Recoveries from tenants                                      3,322          2,931            7,019           5,839
      Parking and other tenant charges                               609            487            1,130           1,477
                                                            ------------    -----------     ------------    ------------
        Total rental revenue                                      25,331         25,504           50,591          50,693
    Real estate service revenue                                      263            376              445             481
                                                            ------------    -----------     ------------    ------------
        Total operating revenues                                  25,594         25,880           51,036          51,174
                                                            ------------    -----------     ------------    ------------

Operating expenses:
    Property expenses:
      Operating expenses                                           5,443          5,909           11,269          12,785
      Real estate taxes                                            2,394          2,077            4,737           3,535
    Interest expense                                               3,788          6,291            7,931          10,956
    General and administrative                                     1,049          2,253            2,460           4,455
    Depreciation and amortization                                  7,348          6,983           15,261          14,326
                                                            ------------    -----------     ------------    ------------
        Total operating expenses                                  20,022         23,513           41,658          46,057
                                                            ------------    -----------     ------------    ------------
        Real estate operating income                               5,572          2,367            9,378           5,117
                                                            ------------    -----------     ------------    ------------

Other income:
    Interest income                                                  202            762              410           1,027
    Equity in earnings of unconsolidated entities                    981          1,880            2,019           3,037
                                                            ------------    -----------     ------------    ------------
        Total other income                                         1,183          2,642            2,429           4,064
                                                            ------------    -----------     ------------    ------------

        Income from continuing operations before
        gain (loss) on sale of assets and other
        provisions, net                                            6,755          5,009           11,807           9,181

(Loss) gain on sale of assets and other provisions, net             (149)            64           (1,009)         (7,502)
                                                            ------------    -----------     ------------    ------------
        Income from continuing operations                          6,606          5,073           10,798           1,679

Discontinued operations -  Net operations of sold property           (79)           119               27             221
Discontinued operations - Gain on sale of property                 3,340              -            3,340               -
                                                            ------------    -----------     ------------    ------------
        Income from discontinued operations                        3,261            119            3,367             221
                                                            ------------    -----------     ------------    ------------
        Net income                                          $      9,867    $     5,192     $     14,165    $      1,900
                                                            ============    ===========     ============    ============

    Net income attributable to general partner              $         99    $        52     $        142    $         19
                                                            ============    ===========     ============    ============
    Net income attributable to limited partners             $      9,768    $     5,140     $     14,023    $      1,881
                                                            ============    ===========     ============    ============

See accompanying notes to consolidated financial statements.

                    CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

(Unaudited and in thousands)                                                                2002             2001
                                                                                       ---------------   --------------
Cash flows from operating activities:
     Net income                                                                              $ 14,165         $  1,900
     Adjustments to reconcile net income to net cash provided by (used by)
       operating activities:
        Depreciation and amortization (including discontinued operations)                      15,485           14,660
        Loss on sale of assets and other provisions, net                                        1,009            7,502
        Gain on sale of discontinued operations                                                (3,340)               -
        Equity in earnings of unconsolidated entities                                          (2,019)          (3,037)
        Other                                                                                    (145)            (106)
     Change in assets and liabilities:
        Decrease in accounts and notes receivable                                               2,308            4,048
        Increase in accrued straight-line rents                                                  (912)            (472)
        Additions to tenant leasing costs                                                      (1,728)          (1,122)
        Decrease in prepaid expenses and other assets                                             524              646
        Decrease in accounts payable, accrued expenses and due to affiliates                   (8,977)         (30,181)
        (Decrease) increase in rents received in advance and security deposits                 (1,966)             452
                                                                                       ---------------   --------------
            Total adjustments                                                                     239           (7,610)
                                                                                       ---------------   --------------
            Net cash provided by (used by) operating activities                                14,404           (5,710)
                                                                                       ---------------   --------------
Cash flows from investing activities:
     Acquisitions and additions to rental property                                            (22,700)         (59,688)
     Additions to land held for development                                                      (230)            (343)
     Distributions from unconsolidated entities                                                 2,573           50,709
     Contributions to unconsolidated entities                                                     (74)          (5,224)
     Decrease in restricted deposits                                                              355           22,506
     Proceeds from sales of properties                                                         10,699           13,203
                                                                                       ---------------   --------------
            Net cash (used by) provided by investing activities                                (9,377)          21,163
                                                                                       ---------------   --------------
Cash flows from financing activities:
     Capital distributions                                                                     (1,331)          (1,161)
     Repayments on notes and mortgages payable                                                 (4,922)         (12,813)
                                                                                       ---------------   --------------
            Net cash used by financing activities                                              (6,253)         (13,974)
                                                                                       ---------------   --------------

     (Decrease) increase in cash and cash equivalents                                          (1,226)           1,479
Cash and cash equivalents, beginning of the period                                              1,226            5,819
                                                                                       ---------------   --------------
Cash and cash equivalents, end of the period                                                 $       -        $  7,298
                                                                                       ===============   ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $186 and $227
        for the six months ended June 30, 2002 and 2001, respectively.                       $  7,951         $ 11,447
                                                                                       ===============   ==============

See accompanying notes to consolidated financial statements.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          We are a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. At June 30, 2002, we owned 53 operating properties with no properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, San Francisco Bay Area, Salt Lake City, San Diego and Seattle.

          Our general partner is CarrAmerica Realty GP Holdings, Inc. (the "General Partner"), a wholly-owned subsidiary of CarrAmerica Realty Corporation ("CarrAmerica"), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in us at June 30, 2002. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 89.9% interest in us at June 30, 2002 and various other individuals and entities, which collectively owned an approximate 9.1% interest in us at June 30, 2002.

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

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

          provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, we are required to present assets held for sale and related liabilities separately in our consolidated balance sheets, if we meet the applicable criteria of SFAS No. 144. In addition, if we meet the applicable criteria of SFAS No. 144, we are required to report the operating results of properties sold or classified as held for sale and related gain (loss) on sale in discontinued operations and to reclassify operating results of such properties to discontinued operations for all prior periods presented.

          In July 2001, the Emerging Issues Task Force (EITF) released EITF D-98: "Classification and Measurement of Redeemable Securities," which clarifies Rule 5-02.28 of Regulation S-X. This Rule requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. Our ownership is expressed in partnership units ("Units"). These Units are redeemable at the option of the holder for, as determined by CarrAmerica, a like number of shares of common stock of CarrAmerica or cash. Since these Units are redeemable, at the option of the holders, they are classified outside of partners' capital on the balance sheet as redeemable partnership units and measured at redemption value as of the end of the periods presented. As of June 30, 2002 and December 31, 2001 there were 1,308,411 and 1,333,920 redeemable Units outstanding, respectively. The value of the redeemable Units is based on the closing market price of CarrAmerica common stock, which was $30.85 per share as of June 30, 2002 and $30.10 per share as of December 31, 2001. This pronouncement was applied retroactively beginning in the first quarter of 2002.

     (e)  Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

(2)  Mortgages and Notes Payable

     Our mortgages and notes payable are summarized as follows:

            (In thousands)                               June 30,          December 31,
                                                           2002                2001
                                                     -----------------   ------------------
            Fixed rate mortgages                     $         96,567    $         101,206
            Fixed rate notes payable to affiliate              39,240               39,523
                                                     -----------------   ------------------
                                                     $        135,807    $         140,729
                                                     =================   ==================

     Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from February 2003 through May 2017. Our fixed rate mortgages bore an effective weighted average interest rate of 7.61% at June 30, 2002. The weighted average term of these mortgages is 4.6 years.

     In June 2001, CarrAmerica closed on a new three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are an unconditional guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. The interest rate on the unsecured credit facility is 70 basis points over 30-day LIBOR.

                     CARRAMERICA REALTY, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

     We have two borrowing agreements with CarrAmerica. The first is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000. This note matures on March 27, 2007. The second is a $30.0 million loan that bears interest at 8.5% and requires monthly principal and interest payments of $242,000. This note matures on May 31, 2011. The outstanding balance on this note was $27.2 million at June 30, 2002 and $27.5 million at December 31, 2001. Both notes are secured by certain office properties and other assets.

     Debt maturities at June 30, 2002 were as follows:

                    (In thousands)

                    2002                       $       5,109
                    2003                              20,534
                    2004                              15,663
                    2005                              12,375
                    2006                               2,099
                    2007 and thereafter               80,027
                                               --------------
                                               $     135,807
                                               ==============

(3) Gain (Loss) on Sale of Assets and Other Provisions, Net and Discontinued Operations

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. This gain has been classified in discontinued operations. We also recognized an impairment loss of $0.1 million on a parcel of land held for development. During the three months ended June 30, 2001, we did not dispose of any operating properties.

     During the six months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. This gain has been classified in discontinued operations. We recognized impairment losses of $1.0 million on two parcels of land held for development. During the six months ended June 30, 2001, we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.6 million on our property. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the six months ended June 30, 2001.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

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

          Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts by approximately $1.8 million in 2001 and by an additional $0.5 million in the first half of 2002.

RESULTS OF OPERATIONS

          Operating results are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------
                                     For the three months ended     Variance      For the six months ended       Variance
                                                                  ------------                                 -------------
                                              June 30,               2002 vs.              June 30,               2002 vs.
                                     --------------------------                   --------------------------
(in millions)                            2002           2001          2001            2002           2001          2001
                                         ----           ----          ----            ----           ----          ----
Operating revenue                    $       25.6   $      25.9   $       (0.3)   $       51.0   $      51.2   $       (0.2)
Property operating expense                    7.8           8.0           (0.2)           16.0          16.3           (0.3)
General and administrative                    1.0           2.3           (1.3)            2.5           4.5           (2.0)
Depreciation and amortization                 7.3           7.0            0.3            15.3          14.3            1.0
Interest expense                              3.8           6.3           (2.5)            7.9          11.0           (3.1)
Other operating income (loss), net            1.0           2.7           (1.7)            1.4          (3.4)           4.8
----------------------------------------------------------------------------------------------------------------------------

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

         Operating revenues decreased 1.2% ($0.3 million) for the second quarter of 2002 as compared to the same period in 2001. Same store rental revenues decreased by approximately 5.2% (approximately $1.3 million) as overall same store occupancy decreased from 96.4% in 2001 to 90.2% in 2002. For the six months ended June 30, 2002, revenues decreased 0.4% ($0.2 million) as compared to the six months ended June 30, 2001. Same store rental revenues decreased 5.7% as overall same store average occupancy decreased from 96.4% as of June 30, 2001 to 90.7% as of June 30, 2002. These decreases in same store revenue were partially offset by revenue from two operating properties acquired in April 2001.

         Property operating expenses decreased slightly for the second quarter of 2002 as compared to the same period in 2001. Lower building operating expenses were partially offset by higher real estate taxes. For the six months ended June 30, 2002, property operating expenses decreased 1.8% ($0.3 million) compared to the six months ended June 30, 2001. A lower provision for uncollectible accounts receivable ($1.3 million) was offset by higher real estate taxes ($1.2 million) and the addition of property expenses from two operating properties acquired in April 2001. Same store property operating expenses decreased by approximately 4.7% (approximately $0.7 million).

         For the second quarter, general and administrative expenses decreased $1.3 million (56.5%) in 2002 as compared to 2001. This decrease resulted primarily from a reduction in allocated costs from CarrAmerica due to the completion of portions of its internal process improvement efforts. For the six months ended June 30, 2002, general and administrative expenses decreased $2.0 million (44.4%) compared to the six months ended June 30, 2001 for the same reason.

         Depreciation and amortization increased $0.3 million (4.3%) in the second quarter of 2002 compared to the same period in 2001. For the six months ended June 30, 2002, depreciation and amortization increased $1.0 million (7.0%) compared to the six months ended June 30, 2001. These increases were due primarily to the acquisition of two properties in April of 2001.

         Interest expense decreased $2.5 million (39.7%) in the second quarter of 2002 as compared to the same period in 2001. This decrease was principally the result of the retirement of certain mortgages due to maturities. Interest expense decreased $3.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This decrease was principally the result of the repayment of mortgages due to maturities or the disposition of properties in 2001.

         For the three months ended June 30, 2002 other operating income (loss) decreased $1.7 million as compared to the same period in 2001 due primarily to lower equity in earnings of unconsolidated entities. In June 2001, Carr Office Park, L.L.C., a significant investee, obtained third party financing on its properties which increased its interest expense and reduced its net earnings. For the six months ended June 30, 2002, other operating income (loss) increased $4.8 million from the six months ended June 30, 2001. In 2001, we recognized a loss of $6.6 million on a sale of a property in connection with the sale of a group of properties by CarrAmerica.

Discontinued Operations

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have classified the operating results of a property we sold in the second quarter of 2002 as discontinued operations for all periods presented in the consolidated statements of operations. The operating results of the property decreased $0.2 million for the three and six months ended June 30, 2002 in comparison to the corresponding periods in 2001 due to the sale of the property early in the second quarter of 2002. We recognized a gain of $3.3 million on this sale.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Consolidated Cash Flows

         Consolidated cash flow information is summarized as follows:

           --------------------------------------------------------------------------------------------
                                                              For the six months ended     Variance
                                                                      June 30,             2002 vs.
                                                            -----------------------------

           (in millions)                                      2002             2001          2001
                                                              ----             ----          ----
           Cash provided by (used by) operating activities         $ 14.4         $ (5.7)       $ 20.1
           Cash (used by) provided by investing activities           (9.4)          21.2         (30.6)
           Cash used by financing activities                         (6.3)         (14.0)          7.7
           --------------------------------------------------------------------------------------------

         Operations generated net cash of $14.4 million in 2002 compared to using $5.7 million in 2001. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results and in 2001, payment of accounts payable to affiliates from proceeds of a distribution received from Carr Office Park, L.L.C. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

         Our investing activities used net cash of $9.4 million in 2002 compared to providing net cash of $21.2 million in 2001. The change in net cash provided by investing activities in 2002 is due primarily to the fact that 2001 included higher proceeds from sales of properties ($2.5 million), a distribution from Carr Office Park, L.L.C. of proceeds from a third party financing of its properties ($47.2 million) and the release of a restricted deposit in connection with a property transaction ($22.1 million). The effects of these changes was partially offset by a reduction in acquisitions and additions to rental property ($37.0 million) and a reduction in investments in unconsolidated entities ($5.2 million).

         Financing activities used net cash of $6.3 million in 2002 compared to $14.0 million 2001. This decrease is due primarily to a repayment of a $7.4 million mortgage balance in connection with the sale of a property in 2001.

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

         As a result of the economic climate in 2001, the real estate markets materially softened. Demand for office space declined significantly and vacancy rates increased in most of our markets. During the first half of 2002, our core markets continued to weaken and we expect them to remain weak through the balance of the year. As a result, occupancy in our portfolio of operating properties decreased to 90.9% at June 30, 2002, as compared to 92.2% at December 31, 2001 and 96.9% at June 30, 2001. Market rental rates have declined in most markets from peak levels.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

         CarrAmerica is our principal source of liquidity. CarrAmerica's primary external source of liquidity is its credit facility. It has a three-year $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the line an additional year at its option. The line carries an interest rate of 70 basis points over 30-day LIBOR. The unsecured facility contains financial and other covenants with which CarrAmerica must comply and availability is limited to a specified percentage of the fair value of unmortgaged properties. We unconditionally guarantee this credit facility. As of June 30, 2002, $88.0 million was drawn on the credit facility, $2.3 million in letters of credit were outstanding and $409.7 million was available for borrowing.

         We will require capital for development projects currently underway and in the future. As of June 30, 2002, we had 195,000 square feet of office space under construction in two projects in which we own minority interests. These projects are expected to cost $32.7 million, of which our total investment is expected to be approximately $9.3 million. Through June 30, 2002, approximately $22.9 million or 70.0% of the total project costs had been expended on these projects. We have funded our investment in projects under construction at June 30, 2002, primarily from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

         We also regularly incur expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of cash from operations or, to the extent necessary, borrowings from CarrAmerica. We believe that these expenditures are recouped in the form of continuing lease payments.

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

         We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $875.0 million as of June 30, 2002. These notes are in the form of $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007, $100 million of 6.875% notes due in 2008 and $400 million of 7.125% notes due in 2012. CarrAmerica's senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

         * Limits on CarrAmerica's total indebtedness on a consolidated basis;
         * Limits on CarrAmerica's secured indebtedness on a consolidated basis; and
         *    Limits on CarrAmerica's required debt service payments.

         A default by CarrAmerica on its line of credit could cause us to be required by lenders to make payments under the guarantee of the facility.

         Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with our June 30, 2002 property and casualty insurance renewals were higher than anticipated. Although we have an excellent claims history and safety record, all lines of coverage were affected by higher premiums, in part because insurance companies have experienced a loss of income on their investments, underwriting results have been poor and also as a result of the events of September 11, 2001.

         Our insurance renewal on June 30, 2002 increased premiums from last year approximately 155%. The property insurance deductible increased from $5,000 to $10,000 per claim. Since reinsurance treaties renew twice each year (January and July), our property and casualty insurance renewal date has been changed from June 30 to May 15 to enable underwriters to concentrate on the insurance proposals well ahead of treaty renewal.

         Early this year, all risk property insurers began attaching terrorism exclusions to insurance policies. Terrorism insurance must now be purchased separately. Unlike earthquake exposure, insurers do not yet have a means of modeling the terrorism risk. A limited number of companies are currently underwriting terrorism insurance, with limited capacity and at an extremely high cost.

         We have completed an in-depth asset evaluation of our terrorism exposure as well as our lender requirements. Upon our renewal date for insurance of June 30, 2002, we, in conjunction with CarrAmerica, purchased terrorism limits of $200 million per occurrence and in the aggregate with a deductible of $1.0 million per claim at a cost of approximately $2.2 million. The policy only covers physical damage. Coverage does not include biological, chemical or radioactive contamination.

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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
--------------------------------------------------------------------------------

Building and Lease Information

The following table sets forth certain information about each wholly-owned operating property as of June 30, 2002:

                                                             Net Rentable
                                                                 Area            Percent            Number
        Consolidated Properties                            (square feet)(1)     Leased(2)        of Buildings
        ------------------------------------------------  ------------------  --------------   -----------------
        Southern California, Orange County/Los Angeles
            South Coast Executive Center                            161,787            63.1 %                 2
            2600 W. Olive                                           144,831           100.0                   1
            Bay Technology Center                                   107,481            56.6                   2
        Southern California, San Diego
            Jaycor                                                  105,358           100.0                   1
            11119 Torrey Pines Road                                  76,701           100.0                   1
        Northern California, San Francisco Bay Area
            San Mateo I                                              70,000             0.0                   1
            San Mateo II and III                                    141,731            85.1                   2
            Mountain View Gateway Center                            236,400           100.0                   2
        Seattle:
            Canyon Park Commons                                      95,290           100.0                   1
        Austin, Texas:
            City View Centre                                        137,218            55.0                   3
            Tower of the Hills                                      166,149            99.0                   2
            City View Center                                        128,716           100.0                   1
        Chicago:
            Bannockburn I & II                                      209,969            92.7                   2
            Bannockburn IV                                          110,319            94.5                   1
        Dallas, Texas:
            Quorum North                                            116,194            94.3                   1
            Quorum Place                                            178,399            74.0                   1
            Cedar Maple Plaza                                       112,972            88.8                   3
            Commons @ Las Colinas 1, 2, 3                           604,234           100.0                   3
            Two Mission Park                                         77,852            80.7                   1
            5000 Quorum                                             162,186            85.6                   1
        Denver:
            Harlequin Plaza                                         328,623            94.6                   2
            Quebec Court I & II                                     287,294           100.0                   2
            Quebec Center                                           106,865            91.6                   3
        Phoenix, Arizona:
            Qwest Communications                                    532,506           100.0                   4
        Salt Lake City, Utah:
            Sorenson Research Park                                  282,944            97.7                   5
            Wasatch Corporate Center 18                              49,566           100.0                   1
            Wasatch Corporate Center                                178,231            81.7                   3
            Sorensen X                                               41,288           100.0                   1

        TOTAL CONSOLIDATED PROPERTIES:                            4,951,104                                  53
        WEIGHTED AVERAGE                                                             90.9 %

            (1) Includes office and retail space but excludes storage space.
            (2) Includes space for leases that have been executed and have commenced as of June 30, 2002.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

         The following table sets outs a schedule of the lease expirations as of June 30, 2002:

                                          Approximate Net      Percent of Leased
                                       Rentable Area Subject    Square Footage
                                         to Expiring Lease      Represented by
          Year of Lease Expiration       (square feet) (1)      Expiring Leases
          ------------------------     ---------------------  ------------------
          2002                                      238,140                 5.3%
          2003                                      384,924                 8.6%
          2004                                      848,648                18.9%
          2005                                      433,789                 9.6%
          2006                                      229,077                 5.1%
          2007                                      843,932                18.8%
          2008                                      360,613                 8.0%
          2009                                      507,050                11.3%
          2010                                      223,470                 5.0%
          2011                                       87,302                 1.9%
          2012 and thereafter                       341,755                 7.5%

                                                  4,498,700               100.0%

     (1) Excludes 452,404 square feet of vacant space.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     * National and local economic, business and real estate conditions that will, among other things affect:

          *    Demand for office properties
          * The ability of the general economy to recover timely from the current economic downturn
          *    The availability and creditworthiness of tenants
          *    Level of lease rents
          *    The availability of financing for both tenants and us;
     * Adverse changes in the real estate markets, including, among other things:
          *    Competition with other companies, and
          * Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
     * Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
     * The ability of CarrAmerica to maintain its status as a REIT for federal income tax purposes;
     *    The ability to obtain insurance at a reasonable cost;
     *    Governmental actions and initiatives; and
     *    Environmental/safety requirements.

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

            Quantitative and Qualitative Disclosure About Market Risk


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         CarrAmerica uses derivative financial instruments from time to time to limit market risk. Interest rate protection agreements may be used to convert floating rate debt to a fixed rate basis, to convert fixed rate debt to a floating rate basis or to hedge anticipated financing transactions. CarrAmerica uses derivative financial instruments only for hedging purposes, and not for speculation or trading purposes. On May 8, 2002, CarrAmerica entered into an interest rate swap, which we guarantee, with JP Morgan Chase and Bank of America, hedging $150.0 million of senior unsecured notes due July 2004. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge. Net quarterly settlement payments are recognized as an increase or decrease to CarrAmerica's interest expense. The fair value of the interest rate swap is recognized on CarrAmerica's balance sheet and the carrying value of the senior unsecured notes are increased or decreased by an offsetting amount. As of June 30, 2002, the fair value of the interest rate swap was approximately $1.7 million. CarrAmerica recognized a credit to interest expense for the three months ended June 30, 2002 of approximately $507,000 related to the swap.

         Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2001 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By: CarrAmerica Realty GP Holdings, Inc.,
    its general partner




/s/ Stephen E. Riffee
-----------------------------------------------------
Stephen E. Riffee, Chief Financial Officer
(on behalf of the registrant and as the registrant's
principal financial officer)





Date: August 14, 2002