Form 10-Q
period 2002-09-30
CARRAMERICA REALTY L P
filed 2002-11-08
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2002

COMMISSION FILE NO. 000-22741

CARRAMERICA REALTY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	52-1976308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1850 K Street, N.W., Washington, D.C. 20006

(Address or principal executive office) (Zip code)

Registrant’s telephone number, including area code (202) 729-1700

N/A

(Former name, former address and former fiscal year, if changed since last report)

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of September 30, 2002:

(# of shares) 14,362,972

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES         X                     NO

Index

		Page

Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty, L.P. and subsidiary as of September 30, 2002 (unaudited) and December 31, 2001	4

	Consolidated statements of operations of CarrAmerica Realty, L.P. and subsidiary for the three and nine months ended September 30, 2002 and 2001 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary for the nine months ended September 30, 2002 and 2001 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II: Other Information

Item 6.	Exhibits and Reports on Form 8-K	19

Part I

Item 1.     Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty, L.P. and subsidiary reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY
Consolidated Balance Sheets As of September 30, 2002 and December 31, 2001

(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Rental property:
Land	$129,091	$113,583
Buildings	594,785	533,132
Tenant improvements	41,886	64,856
Furniture, fixtures, and equipment	673	591

	766,435	712,162
Less—accumulated depreciation	(98,823)	(92,025)

Total rental property	667,612	620,137
Land held for development or sale	5,642	6,412
Cash and cash equivalents	385	1,226
Restricted deposits	1,553	1,015
Accounts and notes receivable, net	10,203	12,665
Due from affiliates	9,273	—
Investments in unconsolidated entities	47,776	47,970
Accrued straight-line rents	12,507	12,340
Tenant leasing costs, net	7,172	11,918
Deferred financing costs, net	104	167
Prepaid expenses and other assets, net	2,003	1,053

	$764,230	$714,903

Liabilities, Mandatorily Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages and notes payable	$196,775	$140,729
Accounts payable and accrued expenses	13,049	12,119
Due to affiliates	—	44,785
Rents received in advance and security deposits	5,675	6,277

Total liabilities	215,499	203,910
Mandatorily redeemable partnership units	32,933	40,151
Partners’ capital:
General partner	5,613	5,215
Limited partners	510,185	465,627

Total partners’ capital	515,798	470,842
Commitments and contingencies
	$764,230	$714,903

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenues:
Rental revenue:
Base rent	$20,011	$18,187	$56,219	$55,096
Recoveries from tenants	3,944	3,039	10,942	8,878
Parking and other tenant charges	1,035	827	2,165	2,304

Total rental revenue	24,990	22,053	69,326	66,278
Other revenue	201	195	646	676

Total operating revenues	25,191	22,248	69,972	66,954

Operating expenses:
Property expenses:
Operating expenses	6,643	5,781	17,760	18,500
Real estate taxes	2,403	1,672	7,140	5,207
Interest expense	3,602	4,333	11,533	15,289
General and administrative	598	1,699	3,058	6,154
Depreciation and amortization	7,224	6,442	19,720	18,017

Total operating expenses	20,470	19,927	59,211	63,167

Real estate operating income	4,721	2,321	10,761	3,787

Other income:
Interest income	208	332	618	1,359
Equity in earnings of unconsolidated entities	635	363	2,654	3,400

Total other income	843	695	3,272	4,759

Income from continuing operations before gain (loss) on sale of assets and other provisions, net	5,564	3,016	14,033	8,546
Gain (loss) on sale of assets and other provisions, net	—	67	(1,009)	(7,435)

Income from continuing operations	5,564	3,083	13,024	1,111
Discontinued operations—Net operations of sold properties	1,017	1,872	4,376	5,744
Discontinued operations—Gain on sale of properties	19,085	—	22,425	—

Income from discontinued operations	20,102	1,872	26,801	5,744

Net income	$25,666	$4,955	$39,825	$6,855

Net income attributable to general partner	$257	$50	$398	$69

Net income attributable to limited partners	$25,403	$4,905	$39,427	$6,786

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L. P. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001

(Unaudited and in thousands)
	2002	2001
Cash flows from operating activities:
Net income	$39,825	$6,855
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation and amortization (including discontinued operations)	23,358	22,606
Loss on sale of assets and other provisions, net	1,009	7,435
Gain on sale of discontinued operations	(22,425)	—
Equity in earnings of unconsolidated entities	(2,654)	(3,400)
Other	(143)	(67)
Changes in assets and liabilities:
Decrease in accounts and notes receivable	2,462	1,752
Increase in accrued straight-line rents	(1,508)	(1,095)
Additions to tenant leasing costs	(2,659)	(1,486)
Increase in prepaid expenses and other assets	(1,123)	(207)
Increase (decrease) in accounts payable and accrued expenses	331	(1,727)
Decrease in due to/from affiliates	(54,058)	(16,069)
Decrease in rents received in advance and security deposits	(602)	(51)

Total adjustments	(58,012)	(7,691)

Net cash (used by) provided by operating activities	(18,187)	14,546

Cash flows from investing activities:
Acquisitions and additions to rental property	(104,743)	(63,896)
Additions to land held for development	(239)	(472)
Distributions from unconsolidated entities	2,957	50,709
Investments in unconsolidated entities	(109)	(5,224)
(Increase) decrease in restricted deposits	(538)	22,510
Proceeds from sales of properties	129,418	13,203

Net cash provided by investing activities	26,746	16,830

Cash flows from financing activities:
Capital distributions	(1,946)	(2,032)
Repayments on notes and mortgages payable	(7,454)	(32,031)

Net Cash used by financing activities	(9,400)	(34,063)

Decrease in cash and cash equivalent	(841)	(2,687)
Cash and cash equivalents, beginning of the period	1,226	5,819

Cash and cash equivalents, end of the period	$385	$3,132

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $196 and $594 for the nine months ended September 30, 2002 and 2001, respectively)	$11,714	$16,117

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Description of Business and Summary of Significant Accounting Policies

(a)  Business

We are a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. At September 30, 2002, we owned 55 office buildings with no properties under development. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, San Francisco Bay Area, Salt Lake City, San Diego, Washington, D.C. and Seattle.

Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly-owned subsidiary of CarrAmerica Realty Corporation (“CarrAmerica”), a self-administered and self-managed real estate investment trust. The General Partner owned a 1% interest in us at September 30, 2002. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly-owned subsidiary of CarrAmerica, which owned an approximate 89.9% interest in us at September 30, 2002 and various other individuals and entities, which collectively owned an approximate 9.1% interest in us at September 30, 2002.

(b)  Basis of Presentation

Our accounts and those of our wholly-owned subsidiary are consolidated in the accompanying financial statements. We use the equity method of accounting for our investments in and our share of earnings and losses of unconsolidated entities. These entities are not majority-owned or controlled by us.

We have presented these financial statements in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission.

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

(d)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 in January 2002 did not have a material effect on our financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of

CARRAMERICA REALTY, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, we are required to present assets held for sale and related liabilities separately in our consolidated balance sheets, if we meet the applicable criteria of SFAS No. 144. In addition, if we meet the applicable criteria of SFAS No. 144, we are required to report the operating results of properties sold or classified as held for sale and related gain (loss) on sale in discontinued operations and to reclassify operating results of such properties to discontinued operations for all prior periods presented.

(e) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(2)    Mandatorily Redeemable Partnership Units

Our ownership is expressed in partnership units (“Units”). These Units are redeemable at the option of the holder for, as determined by CarrAmerica, a like number of shares of common stock of CarrAmerica or cash. Since these Units are redeemable, at the option of the holders, they are classified outside partners’ capital on the balance sheet as redeemable partnership units and measured at the redemption value as of the end of the periods presented. As of September 30, 2002 and December 31, 2001, there were 1,308,411 and 1,333,920 redeemable Units outstanding, respectively. The value of the redeemable Units is based on the closing market price of CarrAmerica common stock, which was $25.17 per share as of September 30, 2002 and $30.10 per share as of December 31, 2001.

(3)    Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	September 30, 2002	December 31, 2001
Mortgages payable	$157,682	$101,206
Fixed rate notes payable to affiliate	39,093	39,523

	$196,775	$140,729

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from February 2003 through May 2017. Our mortgages payable bore an effective weighted average interest rate of 5.77% at September 30, 2002. The weighted average term of these mortgages is 4.2 years.

In June 2001, CarrAmerica closed on a new three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are an unconditional guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. The interest rate on the unsecured credit facility is 70 basis points over 30-day LIBOR.

We have two borrowing agreements with CarrAmerica. The first is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000. This note matures on March 27, 2007. The second is a $30.0 million loan that bears interest at 8.5% and requires monthly principal and interest payments of $242,000. This note matures on May 31, 2011. The outstanding

CARRAMERICA REALTY, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

balance on this note was $27.1 million at September 30, 2002 and $27.5 million at December 31, 2001. Both notes are secured by certain office properties and other assets.

Debt maturities at September 30, 2002 were as follows:

(In thousands)
2002	$2,770
2003	21,324
2004	16,506
2005	13,271
2006	62,879
2007 and thereafter	80,025

$196,775

(4)    Gain (Loss) on Sale of Assets and Other Provisions, Net and Discontinued Operations

We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended September 30, 2002, we disposed of one operating property, recognizing a gain of $19.1 million which is classified as discontinued operations. During the three months ended September 30, 2001 we did not dispose of any operating properties.

During the nine months ended September 30, 2002, we disposed of two operating properties, recognizing a gain of $22.4 million. These gains have been classified as discontinued operations. We also recognized impairment losses of $1.0 million on two parcels of land held for development. During the nine months ended September 30, 2001, we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.6 million on our property. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the nine months ended September 30, 2001.

(5)    Supplemental Cash Flow Information

In the third quarter of 2002, we assumed $63.5 million of debt related to the purchase of two operating properties. The total purchase price of the properties was approximately $141.5 million.

Management’s Discussion and Analysis of Financial Condition
and Results of Operation
(Unaudited)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

General

During the nine months ended September 30, 2002 we completed, or were part of, the following significant transactions:

—CarrAmerica issued $400.0 million of 7.125% senior unsecured notes for which we are a guarantor.
—CarrAmerica entered into an interest rate swap against $150.0 million of their senior unsecured notes, which we guarantee, converting their fixed rate debt to variable rate debt.
—We acquired three operating properties for an aggregate purchase price of approximately $160.5 million.
—We disposed of two operating properties for aggregate net proceeds of approximately $130.4 million.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts by approximately $1.8 million in 2001 and by an additional $0.8 million in the first three quarters of 2002.

Management’s Discussion and Analysis of Financial Condition
and Results of Operation
(Unaudited)

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001
Operating revenue	$25.2	$22.2	$3.0	$70.0	$67.0	$3.0
Property operating expense	9.0	7.5	1.5	24.9	23.7	1.2
General and administrative	0.6	1.7	(1.1)	3.1	6.2	(3.1)
Depreciation and amortization	7.2	6.4	0.8	19.7	18.0	1.7
Interest expense	3.6	4.3	(0.7)	11.5	15.3	(3.8)
Other operating income, net	0.8	0.7	0.1	3.3	4.8	(1.5)

Operating revenues increased 13.5% ($3.0 million) for the third quarter of 2002 from the same period in 2001. This increase primarily resulted from higher expense recoveries from tenants and the acquisition of two properties in August 2002, partially offset by the sale of one property in August 2002 and increased vacancy rates. Same store rental revenues increased by approximately 1.7% (approximately $0.4 million) due to higher expense recoveries. For the nine months ended September 30, 2002, revenues increased 4.5% ($3.0 million) as compared to the nine months ended September 30, 2001 for the same reasons discussed above. Same store rental revenues decreased 4.0% primarily as a result of declining occupancy, partially offset by increased expense recoveries. Same store average occupancy decreased from 94.4% for the nine months ended September 30, 2001 to 89.0% for the nine months ended September 30, 2002.

Property operating expenses increased $1.5 million (20.0%) for the third quarter of 2002 as compared to the same period in 2001. This increase primarily resulted from higher real estate taxes and rate increases for property insurance. Same store operating expenses for the quarter also increased due to higher taxes and insurance. For the nine months ended September 30, 2002, property operating expenses increased $1.2 million (5.1%) compared to the nine months ended September 30, 2001. Much of this increase was due to higher real estate taxes, increases to property insurance and additional property expenses associated with the operating properties acquired in April 2001 and August 2002, partially offset by property dispositions. Same store property operating expenses increased by approximately $0.3 million (approximately 1.5%) primarily due to taxes and insurance.

For the third quarter of 2002, general and administrative expenses decreased $1.1 million (64.7%) as compared to 2001. This decrease resulted primarily from a reduction in allocated costs from CarrAmerica due to the completion of portions of its internal process improvement efforts. For the nine months ended September 30, 2002, general and administrative expenses decreased $3.1 million (50.0%) compared to the nine months ended September 30, 2001 for the same reason.

Depreciation and amortization increased $0.8 million (12.5%) in the third quarter of 2002 compared to the same period in 2001. For the nine months ended September 30, 2002, depreciation and amortization increased $1.7 million (9.4%) compared to the nine months ended September 30, 2001. These increases were due primarily to the acquisitions of properties discussed above partially offset by property dispositions.

Interest expense decreased $0.7 million (16.3%) in the third quarter of 2002 as compared to the same period in 2001. This decrease was principally the result of the retirement of certain mortgages due to maturities, partially offset by debt assumed in connection with property acquisitions. Interest expense decreased $3.8 million (24.8%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease was principally the result of the repayment of mortgages due to maturities or property dispositions in 2001.

Management’s Discussion and Analysis of Financial Condition
and Results of Operation
(Unaudited)

For the three months ended September 30, 2002 other operating income increased $0.1 million as compared to the same period in 2001 due primarily to higher equity in earnings of unconsolidated entities, primarily due to one investment property becoming operational in 2002 which was offset by lower interest income. For the nine months ended September 30, 2002, other operating income decreased $1.5 million from the nine months ended September 30, 2001. This was due to lower interest income and decreased equity in earnings of unconsolidated entities. In June 2001, Carr Office Park, L.L.C., a significant investee, obtained third party financing on its properties which increased its interest expense and reduced our equity in earnings.

Gain (Loss) on Sale of Assets and Other Provisions, Net and Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the operating results of properties we sold in 2002 as discontinued operations for all periods presented in the consolidated statements of operations. The operating results of the properties decreased $0.9 million and $1.4 million for the three and nine months ended September 30, 2002 in comparison to the corresponding periods in 2001 due to the sale of a property early in the second quarter of 2002 and another property sale in August 2002.

During the three months ended September 30, 2002 we disposed of one operating property, recognizing a gain of $19.1 million which is classified as discontinued operations. No properties were sold during the three months ended September 30, 2001. During the nine months ended September 30, 2002, we disposed of two operating properties, recognizing a gain of $22.4 million. These gains have been classified as discontinued operations. We also recognized impairment losses of $1.0 million on two parcels of land held for development. During the nine months ended September 30, 2001, we disposed of one operating property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.6 million on our property. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the nine months ended September 30, 2001.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the nine months ended September 30,		Variance
(in millions)	2002	2001	2002 vs. 2001
Cash provided by (used by) operating activities	$(18.2)	$14.5	$(32.7)
Cash provided by investing activities	26.7	16.8	9.9
Cash used by financing activities	(9.4)	(34.1)	24.7

Operations used net cash of $18.2 million in 2002 compared to generating net cash of $14.5 million in 2001. The changes in cash flow from operating activities were partially the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities was also significantly affected by the timing of receipt of revenues and payment of expenses and operating advances from affiliates.

Our investing activities generated net cash of $26.7 million in 2002 compared to $16.8 million in 2001. The change in net cash provided by investing activities in 2002 is due primarily to an increase in proceeds from the sale of properties ($116.2 million) and reduced investment in unconsolidated entities ($5.1 million). The effect of these changes was partially offset by increased acquisitions and additions to rental properties ($40.8 million), lower distributions from unconsolidated entities primarily from Carr Office Park, L.L.C. ($47.8 million) and releases of restricted deposits in 2001 ($23.0 million).

Financing activities used net cash of $9.4 million in 2002 compared to $34.1 million in 2001. This decrease is due primarily to a $16.9 million repayment of a mortgage that matured in the third quarter of 2001. Additionally, there was a $7.4 million repayment of a mortgage balance in 2001 related to the sale of a property.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Unaudited)

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

As a result of the ongoing economic climate, the real estate markets have been materially affected. The sustained lack of job growth has reduced any demand for office space and vacancy rates have increased in each of our core markets except for Washington, D.C. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until 2004. For the first nine months of 2002, our core markets weakened significantly and our operations in those markets were impacted. The occupancy in our portfolio of operating properties decreased to 89.6% at September 30, 2002 compared to 92.2% at December 31, 2001 and 92.3% at September 30, 2001. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets over the next 12 months.

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. It has a three-year $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the line an additional year at its option. The line carries an interest rate of 70 basis points over 30-day LIBOR. The unsecured facility contains financial and other covenants with which CarrAmerica must comply and availability is limited to a specified percentage of the fair value of unmortgaged properties. We unconditionally guarantee this credit facility. As of September 30, 2002, $198.0 million was drawn on the credit facility, $5.2 million in letters of credit were outstanding and $296.8 million was available for borrowing. An uncured default by CarrAmerica on its line of credit could cause us to be required by lenders to make payments under the guarantee of the facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and the costs associated with acquisitions of properties.

In the future, if, as a result of general economic downturns, our or CarrAmerica’s properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, such as CarrAmerica, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly distributions, our ability to perform development activity or to fund additional development in our joint ventures could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Unaudited)

lender could also attempt to foreclose on some of our assets in order to receive payment. In many cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $875.0 million as of September 30, 2002. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $100.0 million of 6.875% notes due in 2008 and $400.0 million of 7.125% notes due in 2012. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on CarrAmerica’s total indebtedness on a consolidated basis;
•	Limits on CarrAmerica’s secured indebtedness on a consolidated basis; and
•	Limits on CarrAmerica’s required debt service payments.

We will require capital for development projects currently underway and in the future. As of September 30, 2002, we had 266,000 square feet of office space under construction in two projects in which we own minority interests. These projects are expected to cost $49.6 million, of which our total investment is expected to be approximately $10.5 million. Through September 30, 2002, approximately $21.2 million or 42.7% of the total project costs had been expended on these projects. We have funded our investment in projects under construction at September 30, 2002, primarily from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

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

Prior to year end, three policies, the Directors and Officers Liability, Employment Practices Liability and Professional Liability (Errors and Omissions) will renew. Directors and Officers Liability insurance premiums are expected to increase 50% to 125%. Employment Practices and Professional Liability insurance premiums are also expected to increase.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Unaudited)

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

Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

•	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
•	Possibility that our co-venturer or partner might:
•	become bankrupt;
•	have interests or goals that are inconsistent with ours;
•	take action contrary to our instructions, requests or interests (including those related to CarrAmerica’s qualification as a REIT for tax purposes); or
•	otherwise impede our objectives.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Unaudited)

Building and Lease Information

The following table sets forth certain information about each wholly-owned operating property as of September 30, 2002:

	Net Rentable
	Area	Percent	Number
Consolidated Properties	(square feet) (1)	Leased (2)	of Buildings
Southern California, Orange County/Los Angeles:
South Coast Executive Center	161,787	61.0%	2
2600 W. Olive	144,831	100.0	1
Bay Technology Center	107,481	84.6	2
Southern California, San Diego:
Jaycor	105,358	100.0	1
11119 Torrey Pines Road	76,701	100.0	1
Northern California, San Francisco Bay Area:
San Mateo I	72,137	28.6	1
San Mateo II and III	141,731	81.2	2
Mountain View Gateway Center	236,400	100.0	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0	1
Austin, Texas:
City View Centre	137,218	56.3	3
Tower of the Hills	166,149	100.0	2
City View Center	128,716	100.0	1
Chicago, Illinois:
Bannockburn I & II	209,969	92.6	2
Bannockburn IV	110,319	95.2	1
Dallas, Texas:
Quorum North	116,194	94.3	1
Quorum Place	178,399	62.7	1
Cedar Maple Plaza	113,045	92.9	3
Two Mission Park	77,593	48.4	1
5000 Quorum	162,186	85.5	1
Denver, Colorado:
Harlequin Plaza	328,623	92.4	2
Quebec Court I & II	287,294	100.0	2
Quebec Center	106,865	93.6	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0	4
Salt Lake City, Utah:
Sorenson Research Park	282,944	100.0	5
Wasatch Corporate Center 18	49,566	72.6	1
Wasatch Corporate Center	178,231	81.7	3
Sorensen X	41,288	89.8	1
Washington, DC:
Canal Center	492,001	90.0	4
TransPotomac V Plaza	96,419	100.0	1
TOTAL CONSOLIDATED PROPERTIES:
WEIGHTED AVERAGE	4,937,241		55
		89.6%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of September 30, 2002.

Management’s Discussion Analysis of Financial Condition
and Results of Operations
(Unaudited)

The following table sets outs a schedule of the lease expirations as of September 30, 2002:

	Approximate Net	Percent of Leased
	Rentable Area Subject	Square Footage
	to Expiring Lease	Represented by
Year of Lease Expiration	(square feet) (1)	Expiring Leases
2002	170,233	3.8%
2003	361,059	8.2%
2004	862,967	19.5%
2005	486,690	11.0%
2006	242,468	5.5%
2007	1,009,789	22.9%
2008	424,003	9.6%
2009	173,472	3.9%
2010	97,844	2.2%
2011	155,203	3.5%
2012 and thereafter	441,012	9.9%

	4,424,740	100.0%

(1)	Excludes 512,501 square feet of vacant space.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National and local economic, business and real estate conditions that will, among other things affect:
•	Demand for office properties
•	The ability of the general economy to recover timely from the current economic downturn
•	The availability and creditworthiness of tenants
•	Level of lease rents
•	The availability of financing for both tenants and us;
•	Adverse changes in the real estate markets, including, among other things:
•	Competition with other companies, and
•	Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
•	The ability of CarrAmerica to maintain its status as a REIT for federal income tax purposes;
•	The ability to obtain insurance at a reasonable cost;
•	Governmental actions and initiatives; and
•	Environmental/safety requirements.

For further discussion of these and other factors that could impact our or CarrAmerica’s future results, performance, achievements or transactions, see the documents that we and CarrAmerica file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company – Risk Factors” in CarrAmerica’s Annual Report on Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

CarrAmerica uses derivative financial instruments from time to time to limit market risk. Interest rate exchange agreements may be used to convert floating rate debt to a fixed rate basis, to convert fixed rate debt to a floating rate basis or to hedge anticipated financing transactions. CarrAmerica uses derivative financial instruments only for hedging purposes, and not for speculation or trading purposes. On May 8, 2002, CarrAmerica entered into an interest rate swap, which we guarantee, with J.P. Morgan Chase and Bank of America, hedging $150.0 million of senior unsecured notes due July 2004. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge. Net semi-annual settlement payments are recognized as an increase or decrease to CarrAmerica’s interest expense. The fair value of the interest rate swap is recognized on CarrAmerica’s balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2002, the fair value of the interest rate swap was approximately $5.4 million. CarrAmerica recognized a reduction of interest expense for the three and nine months ended September 30, 2002 of approximately $1.0 million and $1.5 million related to the swap.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also purchased interest rate caps. As of September 30, 2002, the fair market value of these interest rate caps was $35,600.

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility of which CarrAmerica Realty, L.P. is an unconditional guarantor. The line of credit is a three-year $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the line an additional year at its option. The line carries an interest rate of 70 basis points over 30-day LIBOR. This exposes us to the risk of higher interest costs if LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit $134,000 for the third quarter of 2002. The unsecured facility contains financial and other covenants with which CarrAmerica must comply and availability is limited to a specified percentage of the fair value of unmortgaged properties. As of September 30, 2002, $198.0 million was drawn on the credit facility, $5.2 million in letters of credit were outstanding and $296.8 million was available for borrowing.

Item 4.     Controls and Procedures

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.1
Third Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P. dated July 31, 2002, (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10Q for the quarter ended September 30, 2002)

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY, L.P.

a Delaware Limited Partnership
By:  CarrAmerica Realty GP Holdings, Inc.,
        its general partner

/s/ Stephen E. Riffee
Stephen E. Riffee, Chief Financial Officer (on behalf of the registrant and as the registrant’s principal financial officer)

Date:  November 8, 2002

CERTIFICATION

I, Thomas A. Carr, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CarrAmerica Realty, L.P.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas A. Carr
Thomas A. Carr Chief Executive Officer

Date:  November 8, 2002

CERTIFICATION

I, Stephen E. Riffee, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CarrAmerica Realty, L.P.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stephen E. Riffee
Stephen E. Riffee Chief Financial Officer

Date:  November 8, 2002