Form 10-K
period 2002-12-31
CARRAMERICA REALTY L P
filed 2003-03-31
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file Number 0-22741

CARRAMERICA REALTY, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1976308
(State or other Jurisdiction or Incorporation or Organization)	(I.R.S. Employer Identification No.)

1850 K Street, N.W. Washington, D.C.	20006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 729-1700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

As of February 24, 2003, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed under certain circumstances) the aggregate market value of the 1,303,153 units of partnership interest held by non-affiliates of the registrant was approximately $31,314,767 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $24.03 on the New York Stock Exchange composite tape on such date.

PART I

Item 1. BUSINESS

General

CarrAmerica Realty, L.P. is a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of December 31, 2002, we owned a controlling interest in a portfolio of 55 office buildings. The 55 office buildings contain a total of approximately 4.9 million square feet of net rentable area and as of December 31, 2002 were 90.4% leased. As of December 31, 2002, we also owned minority interests (ranging from 21.2% to 49.0%) in 29 operating office buildings and one office building under construction. The 29 operating office buildings in which we owned a minority interest as of December 31, 2002 were 92.9% leased. The one office building under construction will contain approximately 129,000 square feet of net rentable area.

We are managed indirectly by CarrAmerica Realty Corporation (“CarrAmerica”). CarrAmerica indirectly serves as our sole general partner. CarrAmerica indirectly owned 90.9% of our partnership units (“Units”) as of December 31, 2002. CarrAmerica is a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). CarrAmerica is listed on the New York Stock Exchange under the symbol “CRE.”

CarrAmerica focuses on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2002, it owned a greater than 50% interest in 260 operating office buildings and two office buildings and one residential property under construction. The 260 operating office buildings contain a total of approximately 20.3 million square feet of net rentable area. The two office buildings under construction will contain approximately 70,000 square feet of net rentable area. The stabilized operating buildings in which it owned a controlling interest as of December 31, 2002 were 92.3% leased. These properties had approximately 1,050 tenants. As of December 31, 2002, CarrAmerica also owned minority interests (ranging from 15% to 50%) in 36 operating office buildings and two buildings under construction. The 36 operating office buildings contain a total of approximately 4.9 million square feet of net rentable area. The two office buildings under construction will contain approximately 608,000 square feet of net rentable area. The stabilized operating buildings in which they owned a minority interest as of December 31, 2002 were 92.3% leased. For more complete information regarding CarrAmerica, see CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 CarrAmerica 10-K”).

CarrAmerica or its predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years.

CarrAmerica organized and administers us as a means of acquiring, developing, owning and operating certain properties in its portfolio. All of our properties, along with our financial condition and results of operations, are reported as part of the consolidated financial statements of CarrAmerica. We are required to report separately in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because we are a guarantor of the publicly held debt of CarrAmerica. As of December 31, 2002, approximately 26.7% of the total assets of CarrAmerica were owned by us or our subsidiaries.

We are capitalized by issuing units of partnership interest (“Units”). CarrAmerica, through its wholly owned subsidiary, CarrAmerica Realty GP Holdings, Inc. (“GP Holdings”), is our sole general partner and owned a 1.0% general partner interest (in the form of Units) as of December 31, 2002. Our limited partners are CarrAmerica Realty LP Holdings, Inc. (“LP Holdings”), a wholly-owned subsidiary of CarrAmerica, which owned an approximate 89.9% interest in us at December 31, 2002 and various other individuals and entities, which collectively owned an approximate 9.1% interest in us at December 31, 2002. As of December 31, 2002, we had 68 employees, including 62 on-site employees.

Business Strategy

Our primary business is real estate property operations. We are an integral part of CarrAmerica, and our operations and strategic direction are defined by CarrAmerica. CarrAmerica’s primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics. CarrAmerica believes that it utilizes its knowledge of its markets to evaluate market conditions in order to maintain strategic flexibility and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, CarrAmerica has actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects. CarrAmerica’s investment strategy is enhanced by providing value-added services, including development, leasing and management of the properties.

CarrAmerica focuses its acquisition and development activity in U.S. markets that possess favorable long-term growth characteristics. CarrAmerica has established a local presence in each existing market by acquiring and/or developing a critical mass of properties. This local presence is maintained through continuing investment and development activity and relationships established by local CarrAmerica employees.

As of December 31, 2002, our real estate property operations were allocated among our markets as follows:

Market	Percent of Property Operating Income for the Year Ended 12/31/02
Phoenix	16.0
Southern California	13.4
San Francisco Bay Area	13.2
Denver	13.0
Salt Lake City	10.0
Dallas	9.8
Chicago	8.0
Austin	7.1
Washington, D.C. Metro	7.0
Seattle	2.5

100.0

2002 Activity

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The sustained lack of job growth has reduced demand for office space and overall vacancy rates for office properties have increased in most of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002, our markets weakened significantly and our operations in those markets were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 90.4% at December 31, 2002 compared to 92.2% at December 31, 2001 and 96.8% at December 31, 2000. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets in 2003.

Acquisition Activity

During 2002, we acquired three operating properties totaling approximately 666,000 rentable square feet for approximately $160.5 million including assumed debt. Our building purchases in 2002 were acquired from unrelated third parties. Canal Center was purchased from Canal Center Properties LLC, TransPotomac V Plaza was purchased from TransPotomac V LLC and 11119 Torrey Pines Road was purchased from USAA Real Estate Company. The purchases were funded from the sale of other properties and through acquired debt. Canal Center and TransPotomac V Plaza were acquired subject to $63.5 million of 3.06% debt held by Morgan Stanley Dean Witter. We paid this debt in full in 2002. The table below details our 2002 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
11119 Torrey Pines Rd.	Southern California	May-02	1	76,701	$19,000
Canal Center	Washington, D.C. Metro	Aug-02	4	492,001	121,779
TransPotomac V Plaza	Washington, D.C. Metro	Aug-02	1	96,960	19,721

			6	665,662	$160,500

Disposition Activity

During 2002, we sold two operating properties totaling approximately 676,000 rentable square feet for approximately $130.4 million to unrelated third parties . We sold Commons @Las Colinas for $119.6 million to Wells Operating Partnership, L.P. The table below details our 2002 dispositions.

Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage
Wasatch 17	Salt Lake City	May-02	1	72,088
Commons @ Las Colinas	Dallas	Aug-02	3	604,234

Total			4	676,322

Joint Ventures and Development Activities

Joint venture arrangements provide us with opportunities to reduce investment risk by diversifying capital deployment and enhancing returns on invested capital from fee arrangements. We principally utilize these arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain markets. For example, we entered into a joint venture with Rosewood Property Company in September 2000 to develop two, three-story office buildings at Custer Court in Richardson, Texas. We own a 49% interest in the joint venture. Construction on the first building began in 2000 and was completed in 2002. The completed office building contains approximately 121,000 square feet of net rentable area. Due to weak market conditions, construction on the second building never began and the necessary land has not been purchased. We did not enter any new joint ventures or development activity during 2002.

Financing Activity

In January 2002, CarrAmerica issued $400.0 million of senior unsecured notes. The notes bear interest at 7.125% per annum payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. In November 2002, CarrAmerica issued $50.0 million of 5.261% and $175.0 million of 5.25% senior unsecured notes. The notes mature on November 30, 2007. The interest on the notes is payable semi-annually beginning May 30, 2003. We unconditionally guarantee all of the notes.

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

•	National and local economic, business and real estate conditions that will, among other things affect:
•	Demand for office properties,
•	The ability of the general economy to recover timely from the current economic downturn,
•	Availability and creditworthiness of tenants,
•	The level of lease rents, and
•	The availability of financing for both tenants and us;
•	Adverse changes in the real estate markets, including, among other things:
•	Competition with other companies, and
•	Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
•	Ability of CarrAmerica to maintain its status as a REIT for federal and state income tax purposes;
•	Ability to obtain insurance at a reasonable cost;
•	Governmental actions and initiatives; and
•	Environmental/safety requirements.

Risk Factors

For a discussion of risks associated with an investment in CarrAmerica and us, see “Item 1 – Business, The Company – Risk Factors” in the 2002 CarrAmerica 10-K, which information is hereby incorporated by reference.

Item 2. PROPERTIES

General

As of December 31, 2002, we owned interests (consisting of whole or partial ownership interests) in 84 operating office buildings located in 11 markets across the United States. As of December 31, 2002, we owned fee simple title or leasehold interest in 55 operating office buildings and non-controlling partial interests of 21.2% to 49.0% in 29 operating office buildings and one office building under construction. The 55 operating office buildings contain a total of approximately 4.9 million square feet of net rentable area and as of December 31, 2002 were 90.4% leased. The 29 operating office buildings in which we owned a minority interest as of December 31, 2002 contain approximately 3.2 million square feet of net rentable area and were 92.9% leased as of December 31, 2002. The one office building under construction in which we own a minority interest will contain approximately 129,000 square feet of net rentable area.

The following table sets forth information about each operating property in which we own an interest as of December 31, 2002:

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized Base Rent [3] (in thousands)	Average Base Rent /Leased Sq. Feet [4]	Significant Tenants [5]
Consolidated Properties

EASTERN REGION
Washington, D.C.:
Trans Potomac V Plaza	1	96,960	94.8%	2,362	25.70	Effinity Financial Corp. (13%), Hawthorn Group, L.C. (13%), Larson & Taylor (11%), Onyx Group (11%), Casals & Assoc., Inc. 11%)

Canal Center	4	492,001	90.8%	12,445	27.86	Close Up Foundation (12%)

Eastern Region Subtotal	5	588,961	91.5%

PACIFIC REGION
Southern California: Orange County/Los Angeles:
South Coast Executive Center	2	161,787	61.0%	2,529	25.65	No single tenant occupies 10%
2600 W. Olive	1	144,831	100.0%	3,730	25.75	Walt Disney Company (80%), Emmis Radio Corp. (16%)
Bay Technology Center	2	107,481	84.6%	1,358	14.93	Finance America (57%), Stratacare, Inc. (21%)

Southern California: San Diego:
Jaycor	1	105,358	100.0%	1,953	18.54	Gateway, Inc. (100%)
11119 Torrey Pines Road	1	76,701	100.0%	1,480	19.29	Chase Manhattan Mortgage (100%)

Northern California: San Francisco Bay Area:
San Mateo Center I	1	72,137	28.6%	371	17.97	ePORATES (29%)
San Mateo II & III	2	141,440	80.7%	3,483	30.53	Women.com Networks (18%)
Mountain View Gateway Center	2	236,400	100.0%	5,327	22.53	KPMG LLP, (57%), Netscape Communications (43%)
Seattle, WA:
Canyon Park Commons	1	95,290	100.0%	1,532	16.08	Safeco Insurance Co. (100%)

Pacific Region Subtotal	13	1,141,425	86.1%

CENTRAL REGION
Austin, TX:
City View Centre	3	137,218	62.2%	1,044	12.23	Broadwing Communications (34%), Oasis Design, Inc. (20%)
City View Center	1	128,716	100.0%	2,073	16.10	Broadwing Communications (100%)
Tower of the Hills	2	166,149	100.0%	2,837	17.07	Texas Guaranteed Student Loan (76%)
Chicago, IL:
Bannockburn I & II	2	209,969	89.9%	3,016	15.99	IMC Global Inc. (38%), Parexel (21%)
Bannockburn IV	1	110,319	100.0%	1,860	16.86	Open Text (33%), Onepointe Communication (20%), Abbott Laboratories (12%), Orren Pickell Builders, Inc. (11%)

Dallas, TX:
Cedar Maple Plaza	3	113,045	92.5%	2,409	23.05	A.G. Edwards (11%)
Quorum North	1	116,194	94.3%	2,266	20.69	Digital Matrix Systems (20%), HQ Global Workplaces (20%)
Quorum Place	1	178,388	65.2%	2,205	18.97	VHA Southwest (22%)
Two Mission Park	1	77,593	51.7%	688	17.14	Bland, Garvey & Taylor, Inc. (18%)
5000 Quorum	1	162,186	90.5%	2,957	20.14	Case Corporation (11%)

Central Region Subtotal	16	1,399,777	85.5%

MOUNTAIN REGION
Denver, CO:
Harlequin Plaza	2	329,014	97.3%	5,477	17.11	Travelers Insurance (23%), Bellco First Federal Credit (17%), Regis University (12%)

Quebec Court I	1	130,000	100.0%	2,339	18.00	Time Warner Communications (100%)
Quebec Court II	1	157,294	100.0%	2,694	17.13	Tele-Communications (100%)
Quebec Centre	3	106,865	91.5%	1,807	18.48	Demand Construction Service (12%), Team Lending Concepts (11%), Walberg, Dagner & Tucker (11%)

Phoenix, AZ:
Qwest Communications	4	532,506	100.0%	9,873	18.54	Qwest Communications (100%)

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized Base Rent [3] (in thousands)	Average Base Rent /Leased Sq. Feet [4]	Significant Tenants [5]
Salt Lake City, UT:
Sorenson Research Park	5	282,944	99.1%	3,565	12.71	Convergys Customer Mgmt (47%), ITT Educational Services (15%), Intel Corp. (15%)
Wasatch Corporate Center	3	178,231	83.1%	2,259	15.25	Advanta Bank Corp. (28%), Achieveglobal (23%), Fonix Corp. (14%), Musician's Friend, Inc. (12%),
Wasatch Corporate Center 18	1	49,566	72.6%	507	14.08	Citrix Systems (51%)
Sorenson X	1	41,288	100.0%	861	20.87	EDS Information Services (63%), Volvo Commercial Credit (13%), WFS Financial (11%), Best Buy Stores (10%)

Mountain Region Subtotal	21	1,807,708	96.4%

Total Consolidated Properties	55	4,937,871		87,307	19.57

Weighted Average			90.4%

Unconsolidated Properties
Washington, D.C.:
1201 F Street [6]	1	226,922	99.6%	7,107	31.81	Charles River Assoc. (20%), Cadwalader, Wickersham (18%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)
Chicago, IL:
Parkway North 3, 4, 5, 6, 10[8]	5	646,232	97.6%	11,177	18.14	Fujisawa Healthcare, Inc. (26%), Citi Commerce Solutions (20%), Shand Morahan & Co. (13%)
Dallas, TX:
Royal Ridge Phase II, A, B8	4	503,305	87.3%	7,352	16.72	Verizon (29%), Capital One Services (25%), American Honda Finance (13%)
Custer Court[7]	1	120,838	44.7%	1,167	21.60	DGI Technologies, Inc. (26%), Advance Fibre Communication (16%)
Austin, TX:
Riata Corporate[8]	8	673,622	98.5%	10,768	16.31	Janus Capital (48%), Pervasive Software, Inc. (14%), Tyco Electrons Power Systems (13%), Netsolve, Inc. (10%)
Riata Crossing[8]	4	324,056	100.0%	5,640	17.91	Electronic Data Systems (84%), D.R. Horton, Inc. (16%)
Denver, CO:
Panorama I, II, III, V, VIII, X8	6	664,050	89.8%	11,085	18.59	Charles Schwab & Co., Inc. (41%), AT&T Corp. (13%)

Total Unconsolidated Properties	29	3,159,025		54,296

Weighted Average			92.9%		18.51
Total All Operating Properties:	84	8,096,896		$141,603

Weighted Average			91.3%		$19.15

[1]	Includes office, retail, storage and parking space.
[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2002.
[3]	Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
[4]	Calculated as total annualized base rent divided by net rentable area leased.
[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
[6]	We own 35% through a joint venture.
[7]	We own 49% through a joint venture.
[8]	We own 21.2% through a joint venture.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with our June 30, 2002 property and casualty insurance renewals were higher than anticipated. Although we and CarrAmerica have an excellent claims history and safety record, all lines of coverage were affected by higher premiums, in part because insurance companies have experienced a loss of income on their investments, underwriting results have been poor and also as a result of the events of September 11, 2001.

Our insurance renewal on June 30, 2002 increased premiums from the prior year approximately 155%. The property insurance deductible increased from $5,000 to $10,000 per claim. Since reinsurance treaties renew twice each year (January and July), our property and casualty insurance renewal date has been changed from June 30 to May 15 to enable underwriters to concentrate on the insurance proposals well ahead of treaty renewal.

In 2002, all risk property insurers began attaching terrorism exclusions to insurance policies. As a result of the Terrorism Risk Insurance Act of 2002, terrorism insurance must now be priced separately within the property insurance coverage. Unlike earthquake exposure, insurers do not yet have a means of modeling the terrorism risk.

During 2002, CarrAmerica completed an in-depth evaluation of its terrorism exposure as well as all lender requirements. Upon the renewal date for insurance of June 30, 2002, CarrAmerica purchased terrorism coverage with limits of $200.0 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim, at a cost of approximately $0.5 million per year. Our properties are covered by this policy. The policy covers only physical damage and the amount of coverage may not be enough for all damages that could result from a terrorist attack. Coverage does not include losses due to biological, chemical or radioactive contamination. The lack of coverage for such contamination could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of biological, chemical, radioactive or other contamination. CarrAmerica does not anticipate purchasing any additional terrorism coverage before May 15, 2003, our insurance renewal date.

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2002, 90.4% of our aggregate net rentable square footage in 55 consolidated operating office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past three years for the consolidated operating properties:

December 31,	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Properties
2002	90.4%	$22.91	55
2001	92.2%	21.52	53
2000	96.8%	21.76	51

[1]	Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2002 for the next ten years for the 55 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2003	474,562	$9,771	11.2%
2004	875,527	16,410	18.8%
2005	489,236	9,347	10.7%
2006	253,788	4,736	5.4%
2007	1,052,384	19,555	22.4%
2008	451,922	8,536	9.8%
2009	173,472	3,218	3.7%
2010	97,844	2,718	3.1%
2011	151,682	3,241	3.7%
2012	417,847	9,095	10.4%
2013 and thereafter	23,165	681	0.8%

Mortgage Financing

As of December 31, 2002, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $81.6 million. Our fixed rate mortgage debt as of December 31, 2002, bore an effective weighted average interest rate of 7.62% and a weighted average maturity of 4.7 years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the existing mortgage indebtedness for the consolidated operating properties as of December 31, 2002.

Property	Interest Rate	Principal Balance (000’s)	Maturity Date	Annual Debt Service (000’s)	Estimated Balance Due at Maturity (000’s)
Qwest Communications	7.92%	12,998	12/1/05	4,332	—
Qwest Communications	7.92%	3,855	12/1/05	1,378	—
Qwest Communications	7.92%	5,783	12/1/05	2,068	—
Qwest Communications	7.92%	5,783	12/1/05	2,068	—
Wasatch Corporate Center	8.15%	11,767	1/2/07	1,220	10,569
Canyon Park Commons	9.13%	4,647	12/1/04	714	4,071
2600 West Olive	6.75%	18,658	1/1/09	1,524	16,738
South Coast	7.13%	14,636	6/10/09	1,287	12,660
Sorenson	7.75%	2,035	7/1/11	328	—
Sorenson	8.88%	1,474	5/1/17	182	—

Total	7.62%	$81,636		$15,101

For additional information regarding our properties and our operations, see “Item 1, Business.”

Item 3. LEGAL PROCEEDINGS

We are party to a variety of legal proceedings arising in the ordinary course of our business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our Units. As of December 31, 2002, there were 27 holders of Units on record. As of December 31, 2002, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 2002, there were no Units that were being, or have been publicly proposed to be, publicly offered by us.

Each Unit held by partners other than GP Holdings or LP Holdings is (subject to holding period limitations) redeemable for cash equal to the value of a share of CarrAmerica common stock or, at the option of GP Holdings, CarrAmerica common stock on a one-for-one basis. For the high and low trading prices of CarrAmerica’s common stock for the last two years, see “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” in the 2002 CarrAmerica 10-K, which information is hereby incorporated by reference.

We have made regular quarterly distributions of $0.50 per Class A, D and E Units throughout 2002, and $0.4625 per Class A, D and E Units throughout 2001 and 2000. The distributions are appropriately prorated to reflect ownership of Units for less than the full period to which the distribution relates. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of GP Holdings, our sole general partner, out of any funds legally available for that purpose.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for us as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99	Year Ended 12/31/98
(amount in thousands, except Other Data)
Operating Data:
Real estate operating revenue (from continuing operations)	$97,565	$89,670	$115,022	$122,129	$104,614
Income from continuing operations[1]	19,688	4,870	42,204	29,802	32,869
Income from discontinued operations	4,362	7,655	4,667	2,012	—
Gain on sale of discontinued operations	22,404	—	—	—	—
Net income	46,454	12,525	46,871	31,814	32,869
Cash distributions paid to Unitholders	2,324	2,589	2,158	2,277	2,277
Balance Sheet Data (at period end):
Real estate, before accumulated depreciation	$775,256	$718,574	$672,041	$815,967	$762,580
Total assets	750,621	714,903	764,546	829,199	779,615
Mortgages and notes payable	120,580	140,729	169,616	325,875	328,945
Total partners’ capital (including mandatorily redeemable partnership units)	555,123	510,993	501,057	456,344	426,807
Other Data (at period end):
Number of consolidated properties	55	53	51	66	59
Square footage	4,938,000	4,941,000	4,840,000	6,081,000	5,356,000

[1]	In 2002, we sold two operating properties whose operations and gains are classified as discontinued operations for all years presented except 1998 when the properties were not in operation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated for the financial statements was 55, 53 and 51 as of December 31 2002, 2001 and 2000, respectively.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets and other investments and the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvement and lease commissions, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land held for development, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For 2002 and 2001, we recognized impairment losses of $1.0 million and $0.9 million, respectively, on land holdings. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

Our allowance for doubtful accounts and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $1.2 million, $1.8 million and $0.9 million for 2002, 2001 and 2000 respectively.

Results of Operations

Operating results and assets are summarized as follows:

	For the year ended December 31,			Variance
				2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
(In millions)
Operating revenues	$97.6	$89.7	$115.0	$7.9	$(25.3)
Property operating expenses	34.8	31.5	38.8	3.3	(7.3)
General and administrative	4.3	8.0	6.5	(3.7)	1.5
Depreciation and amortization	27.0	24.0	27.6	3.0	(3.6)
Interest expense	14.6	19.2	27.6	(4.6)	(8.4)
(Loss) gain on sales of assets and other provisions	(1.0)	(7.4)	24.9	6.4	(32.3)
Other income	4.0	5.2	2.8	(1.2)	2.4
Discontinued operations	26.8	7.7	4.7	19.1	3.0

	As of December 31,
	2002	2001	2000
Total assets	$750.6	$714.9	$764.5	$35.7	$(49.6)

Operating revenues increased $7.9 million (8.8%) in 2002 as compared to 2001 and decreased $25.3 million (22.0%) in 2001 as compared to 2000. The increase in 2002 relates primarily to the three acquisitions made during 2002. Additionally, operating revenues in 2002 increased from 2001 as a result of increased recoveries from tenants of $2.2 million or 17.7%. This increase was due primarily to higher expense recoveries for real estate taxes and insurance which increased significantly in 2002 for the reasons discussed below. These increases were partially offset by higher vacancies.

The decrease in 2001 from 2000 was due primarily to the contribution of properties in August 2000 to Carr Office Park, L.L.C., in which we have a 21.2% interest. The decrease in operating revenues in 2001 was partially offset by the acquisition of two buildings in April 2001.

On August 17, 2000, we closed on a joint venture transaction with New York State Teachers Retirement System (“NYSTRS”). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We contributed 21 properties and land held for development. We received approximately $107.0 million in cash, including payment on an intercompany obligation, and a 21.2% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $18.9 million.

Property operating expenses increased $3.3 million (10.5%) in 2002 as compared to 2001 and decreased $7.3 million (18.8%) in 2001 as compared to 2000. The increase in 2002 was due primarily to higher real estate taxes ($1.9 million) and higher insurance expense ($1.1 million). The increase in real estate taxes was due primarily to higher taxes in the San Francisco Bay market. The increase in insurance expense was due primarily to increases in insurance premiums and the cost of terrorism coverage. In addition, operating expenses increased due to the acquisition of three properties. The decrease in operating expenses in 2001 as compared to 2000 was due primarily to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. in August 2000.

General and administrative expenses decreased $3.7 million (46.3%) in 2002 from 2001 and increased $1.5 million (23.1%) in 2001 from 2000. The decrease in 2002 resulted primarily from a reduction in allocated costs from CarrAmerica due to the completion of portions of its internal process improvement efforts, reduction in incentive compensation and overall cost containment efforts. The increases in general and administrative expenses in 2001 resulted primarily from costs associated with CarrAmerica’s internal process improvement efforts.

Depreciation and amortization expense increased approximately $3.0 million (12.5%) in 2002 compared to 2001 and decreased $3.6 million (13.0%) in 2001 from 2000. The increase in 2002 was due primarily to the acquisition of three properties and the write-off of tenant improvement balances for defaulting tenants. The decrease in 2001 was due primarily to dispositions of interests in properties in the first quarter of 2001 and the third quarter of 2000, partially offset by the acquisition of two properties in April 2001.

Interest expense decreased $4.6 million (24.0%) in 2002 as compared to 2001 and $8.4 million (30.4%) in 2001 compared to 2000. These decreases were primarily the result of the retirement of mortgages. Mortgages and notes payable decreased by $20.1 million between 2002 and 2001 and by $28.9 million between 2001 and 2000.

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other needs. During 2002, we disposed of two properties recognizing a gain of $22.4 million. These gains have been classified as discontinued operations. We sold Commons @ Las Colinas to Wells Operating Partnership, L.P. We also recognized impairment losses of $1.0 million on two land holdings. In 2001, we disposed of one property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.5 million on our property. We also recognized an impairment loss of $0.9 million on land holdings. In 2000, we recognized a gain of $24.9 million on the Carr Office Park, L.L.C. transaction and dispositions of three other properties.

Other income decreased $1.2 million (23.1%) in 2002 as compared to 2001. This decrease was due primarily to lower interest income ($0.8 million) which was a result of lower cash balances. In addition, equity in earnings of unconsolidated entities decreased $0.5 million (14.1%). This decrease was primarily due to decreased earnings from Carr Office Park, L.L.C. In June 2001, Carr Office Park, L.L.C., a significant investee, obtained third party financing on its properties increasing its leverage and reducing our equity in earnings from the venture.

Other income increased $2.4 million (85.7%) in 2001 from 2000. This increase was primarily due to increased equity in earnings of unconsolidated entities of $2.4 million. This increase was due primarily to our investment in Carr Office Park, L.L.C. in August 2000. Our share of Carr Office Park, L.L.C.’s earnings increased $1.6 million in 2001 from 2000.

Income from discontinued operations increased $19.1 million (248.1%) in 2002 as compared to 2001 and $3.0 million (63.8%) in 2001 as compared to 2000. The increase in 2002 from 2001 primarily resulted from the sale of two operating properties and the corresponding $22.4 million gain recognized as discussed above.

The increase in the assets in 2002 from 2001 was due primarily to the acquisition of three properties offset by the disposition of two properties. The decrease in total assets in 2001 from 2000 was due to primarily to a distribution from Carr Office Park, L.L.C. from proceeds of a third party financing of properties ($47.2 million) in 2001. This distribution reduced our investment in Carr Office Park, L.L.C. and was used primarily to repay mortgages and notes payable.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
				2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
(In millions)
Cash provided by operating activities	$60.9	$25.4	$99.4	$35.5	$(74.0)
Cash provided by investing activities	25.5	13.5	56.5	12.0	(43.0)
Cash used in financing activities	(86.0)	(43.5)	(158.4)	(42.5)	114.9

Operations provided net cash of $60.9 million in 2002 as compared to $25.4 million in 2001 and $99.4 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses and amounts due to affiliates. For example, the decrease in net cash generated by operating activities in 2001 from 2000 primarily relates to the decrease in our due to affiliates.

Our investing activities provided net cash of $25.5 million in 2002, $13.5 million in 2001 and $56.5 million in 2000. The change in cash flows from investing activities in 2002 is due primarily to increased proceeds from the disposition of operating properties ($116.2 million) partially offset by increased acquisition and development of operating properties ($41.9 million) and a decrease in distributions from unconsolidated entities ($45.9 million). The change in cash flows from investing activities in 2001 is due primarily to our contribution of properties to Carr Office Park, L.L.C. in 2000 for which we received cash of $107.0 million. The acquisition of two operating properties ($51.6 million) in 2001 also contributed to the decrease in cash from investing activities compared to 2000. Partially offsetting these decreases were a receipt of the financing proceeds distribution from Carr Office Park, L.L.C. ($47.2 million), release of restricted deposits ($23.3 million) and reduced development activity ($40.1 million) in 2001.

Financing activities used net cash of $86.0 million, $43.5 million and $158.4 million in 2002, 2001 and 2000, respectively. In 2002, we repaid two mortgages including one for $63.5 million associated with TransPotomac V Plaza and Canal Center and another for $10.9 million. In 2001, we repaid three mortgages totaling $31.5 million. In 2000, we decreased our debt significantly, paying down our portion of the unsecured credit facility ($140.3 million).

Liquidity and Capital Resources

As of December 31, 2002, we had approximately $1.7 million in available cash and cash equivalents. Our liquidity and capital resources are dependent upon CarrAmerica and its affiliates. CarrAmerica, as a REIT, is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. We and CarrAmerica require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. The amounts of the leasing expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. CarrAmerica has a three-year, $500.0 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the facility an additional year at its option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 2.1% as of December 31, 2002. As of December 31, 2002, $88.0 million was drawn on the credit facility, $1.2 million in letters of credit were outstanding and $410.8 million was available for borrowing.

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;
•	A minimum ratio of annual EBITDA to fixed charges;
•	A maximum ratio of aggregate unsecured debt to unencumbered assets;
•	A maximum ratio of total debt to tangible fair market value of assets; and
•	Restrictions on CarrAmerica’s ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of unmortgaged properties. CarrAmerica is currently in compliance with all the financial covenants of its credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and the costs associated with acquisitions of properties.

We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversity of our tenant base helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our markets, could materially adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The sustained lack of job growth has reduced demand for office space and overall vacancy rates for office properties have increased in most of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002, our markets weakened significantly and our operations in those markets were adversely impacted. As a result, occupancy in our portfolio of operating properties decreased to 90.4% at December

31, 2002, as compared to 92.2% at December 31, 2001. Market rental rates have declined in most markets from peak levels and we expect there will be additional declines in some markets in 2003.

In the future, if, as a result of general economic downturns, our or CarrAmerica’s properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, such as CarrAmerica, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly distributions, our ability to perform development activity or to fund additional development in our joint ventures could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Unconsolidated Investments and Joint Ventures

We have investments in real estate joint ventures in which we hold 21.2% to 49.0% interests. These investments are accounted for using the equity method, and therefore, the assets and liabilities of the joint ventures are not included in our financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay these non-recourse debt obligations and the lenders have no recourse to our other assets.

Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

•	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
•	Possibility that our co-venturer or partner might:
•	become bankrupt;
•	have interests or goals that are inconsistent with ours;
•	take action contrary to our instructions, requests or interests (including those related to CarrAmerica’s qualification as a REIT for tax purposes);
•	otherwise impede our objectives; or
•	Possibility that we, together with our partners may be required to fund losses of the investee.

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1,100.0 million as of December 31, 2002. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $100.0 million of 6.875% notes due in 2008, $400.0 million of 7.125% notes due in 2012, $50.0 million of 5.261% notes due in 2007 and $175.0 million of 5.250% notes due in 2007. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;
•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and
•	Compliance with the financial covenants of the credit facility.

Capital Commitments

We will require capital for development projects currently underway and in the future. As of December 31, 2002, we had 129,000 square feet of office space under construction in one project in which we own a minority interest. This project is expected to cost $24.3 million, of which our total investment is expected to be approximately $5.1 million. Through December 31, 2002, approximately $18.0 million or 74.1% of the total project costs had been expended on the project. Generally, we fund our investments in projects under construction from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

We also regularly incur expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of cash from operations or, to the extent necessary, borrowings from CarrAmerica. We believe that these expenditures are generally recouped in the form of continuing lease payments.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with our June 30, 2002 property and casualty insurance renewals were higher than anticipated. Although we and CarrAmerica have an excellent claims history and safety record, all lines of coverage were affected by higher premiums, in part because insurance companies have experienced a loss of income on their investments, underwriting results have been poor and also as a result of the events of September 11, 2001.

Our insurance renewal on June 30, 2002 increased premiums from the prior year approximately 155%. The property insurance deductible increased from $5,000 to $10,000 per claim. Since reinsurance treaties renew twice each year (January and July), our property and casualty insurance renewal date has been changed from June 30 to May 15 to enable underwriters to concentrate on the insurance proposals well ahead of treaty renewal.

In 2002, all risk property insurers began attaching terrorism exclusions to insurance policies. As a result of the Terrorism Risk Insurance Act of 2002, terrorism insurance must now be priced separately within the property insurance coverage. Unlike earthquake exposure, insurers do not yet have a means of modeling the terrorism risk.

During 2002, CarrAmerica completed an in-depth evaluation of its terrorism exposure as well as all lender requirements. Upon the renewal date for insurance of June 30, 2002, CarrAmerica purchased terrorism coverage with limits of $200.0 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim, at a cost of approximately $0.5 million per year. Our properties are covered by this policy. The policy covers only physical damage and the amount of coverage may not be enough for all damages that could result from a terrorist attack. Coverage does not include losses due to biological, chemical or radioactive contamination. The lack of coverage for such contamination could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of biological, chemical, radioactive or other contamination. CarrAmerica does not anticipate purchasing any additional terrorism coverage before May 15, 2003, our insurance renewal date.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, in the event we sell a property on terms where we have limited or no continuing involvement with the property after such sale we are required to reclassify that property’s previously reported earnings to discontinued operations. We are also required to present assets held for sale and the related liabilities separately in our consolidated balance sheets if we meet the applicable criteria of SFAS No. 144.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures. Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not anticipate that adoption of FASB Interpretation No. 45 will have a material effect on our financial statements.

In July 2001, the Emerging Issues Task Force (EITF) released EITF D-98: “Classification and Measurement of Redeemable Securities,” which clarifies Rule 5-02.28 of Regulation S-X. This Rule requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. This announcement is to be applied retroactively beginning in the first quarter of 2002. As discussed in the footnotes to the consolidated financial statements, each holder of Class A Units, Class D Units and Class E Units may require us to redeem their Units. In addition, Class C Units may be converted to Class A Units over time at the holder’s option. Since these Units are redeemable at the option of the holders, they are classified outside of partners’ capital on our balance sheet. Accordingly, $32.8 million and $40.2 million of partner’s capital as of December 31, 2002 and 2001, respectively, have been classified outside of partners’ capital on our balance sheet.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148. Beginning January 1, 2003, we will adopt the prospective transition method for all new stock compensation awards. We do not anticipate that adoption of SFAS No. 148 will have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51,

“Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not anticipate that the adoption of Interpretation No. 46 will have a material impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Increases in interest rates would increase our interest expense and adversely affect our cash flow. As of December 31, 2002, we had $120.6 million of fixed rate debt. The mortgage loans mature at various times through 2017. This amount includes two notes to CarrAmerica. The first note for $30.0 million matures in 2011. The second note for $12.0 matures in 2007. The outstanding balance of these notes payable was $38.9 million and $39.5 million at December 31, 2002 and 2001, respectively.

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. We use derivative financial instruments only for hedging purposes and not for speculation or trading purposes.

A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of debt maturities at December 31, 2002:

(In Thousands)
2003	$10,485
2004	15,713
2005	12,277
2006	2,106
2007	24,443
2008 and thereafter	55,556

$120,580

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $3.2 million. The estimated fair market value of the fixed rate debt instruments at December 31, 2002 and 2001 was $127.2 million and $133.2 million, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. The directors and executive officers of GP Holdings are listed in the following table:

Name	Age	Position and Offices Held
Thomas A. Carr	44	Chief Executive Officer and Director
Philip L. Hawkins	47	President and Director
Stephen E. Riffee	45	Chief Financial Officer, Treasurer and Director

CarrAmerica is the sole stockholder of GP Holdings. The additional information required by this item concerning directors and executive officers of CarrAmerica and GP Holdings is incorporated by reference to the material appearing under the heading “Election of Directors (Proposal 1),” in CarrAmerica’s definitive proxy statement for the annual meeting of its stockholders to be held on May 1, 2003 (the “CarrAmerica Proxy Statement’) and under the headings “Item 1. Business—The Company—Our Directors” and “Our Executive Officers and Certain Key Employees,” in the 2002 CarrAmerica 10-K, which is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. GP Holdings has not paid any compensation to its directors and officers. CarrAmerica is the sole stockholder of GP Holdings. The information required by this item with respect to CarrAmerica’s executive officers is incorporated by reference to the material appearing in the 2002 CarrAmerica Proxy Statement under the heading “Executive Compensation,” which information is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of February 24, 2003, regarding the beneficial ownership of Units by each person we know to be the beneficial owner of more than five percent of our outstanding Units. As of February 24, 2003, no director or executive officer of GP Holdings or CarrAmerica beneficially owned any Units. Each entity named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by that person, except as otherwise set forth in the notes to the table.

Name and Business Address of Beneficial Owner	Number of Units [1]	Percent of Unit [2]
CarrAmerica Realty Corporation	13,063,459	90.9%
CarrAmerica Realty LP Holdings, Inc. 1850 K Street, NW Washington, DC 20006	12,910,939	89.9%

[1]	Includes 12,910,939 Units held by LP Holdings and 152,520 Units held by GP Holdings, each of which is a wholly owned subsidiary of CarrAmerica
[2]	Based on 14,362,972 Units outstanding as of February 24, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CarrAmerica Realty Services, Inc. (“CARSI”), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of our office properties. During 2002 we incurred management fees of $2.5 million for CARSI services.

Item 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1) Financial Statements

Reference is made to the Index to Financial Statements and Schedules on page 28.

15(a)(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedules on page 28.

15(a)(3) Exhibits

4.1

Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 31, 2002 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.2

Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

4.3

Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.4

Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on October 2, 1998).

4.5

Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on January 11, 2002)

10.1	Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and Administrative Agent for the Banks, J.P.

Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.2

Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

12.1	Statement re: Computation of ratios

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, dated March 31, 2003.

99.1

Certificate of Incorporation of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Partnership’s Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741)).

99.2	Bylaws of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the Partnership’s Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741).

99.3	“Item 1–Business–The Company–Risk Factors,” from CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2002.

99.4	“Item 5–Market for Registrant’s Common Equity & Related Stockholder Matters,” from CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2002.

99.5	“Election of Directors (Proposal 1),” from CarrAmerica’s Proxy Statement on Schedule related to CarrAmerica’s stockholders in connection with CarrAmerica’s 2003 Annual Meeting of Stockholders.

99.6	“Item 1–Business–The Company–Directors of the Company,” from CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2002.

99.7	“Item 1–Business–The Company–Executive Officers and Certain Key Employees of the Company,” from CarrAmerica’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

99.8	“Executive Compensation,” from CarrAmerica’s Proxy Statement on Schedule 14A related to CarrAmerica’s 2003 Annual Meeting of Stockholders.

15(b) Reports on Form 8-K

Form 8-K filed November 20, 2002, regarding guarantee of loan between CarrAmerica Realty Corporation and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Fleet Securities, Inc. and HSBC Securities (USA), Inc. in connection with a proposed public offering of $50,00,000 of 5.261% Senior Notes due 2007.

Form 8-K filed on November 25, 2002 regarding guarantee of loan between CarrAmerica Realty Corporation and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Wachovia Securities, Inc., Commerzbank Capital Markets Corp., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc., U.S. Bandcorp Piper Jeffray, Inc., and Wells Fargo Brokerage Services, LLC in connection with a proposed public offering of $175,000,000 of 5.25% Senior Notes due 2007.

15(c) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(d) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 31, 2003.

CARRAMERICA REALTY, L.P.
a Delaware limited partnership

By:	CarrAmerica Realty GP Holdings, Inc. General Partner

By:	/s/ THOMAS A. CARR
Thomas A. Carr Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 31, 2003.

Signature	Title

/s/ THOMAS A. CARR Thomas A. Carr	Chief Executive Officer and Director

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President, and Director

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	Chief Financial Officer, Treasurer and Director

CERTIFICATION

I, Thomas A. Carr, certify that:

1.	I have reviewed this annual report on Form 10-K of CarrAmerica Realty, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ THOMAS A. CARR
Thomas A. Carr Chief Executive Officer

CERTIFICATION

I, Stephen E. Riffee, certify that:

1.	I have reviewed this annual report on Form 10-K of CarrAmerica Realty, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ STEPHEN E. RIFFEE
Stephen E. Riffee Chief Financial Officer

CARRAMERICA REALTY, L.P.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Consolidated Financial Statements and Schedules of CarrAmerica Realty, L.P. and Subsidiaries and the Independent Auditors’ Report thereon are attached hereto:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Partners

CarrAmerica Realty, L.P.:

We have audited the consolidated financial statements of CarrAmerica Realty, L.P. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and the financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002.

/s/ KPMG LLP
Washington, D.C. January 28, 2003

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2002, and 2001

	2002	2001
(In thousands)
Assets
Rental property:
Land	$129,091	$113,583
Buildings	595,176	533,132
Tenant improvements	44,547	64,856
Furniture, fixtures and equipment	782	591

	769,596	712,162
Less – accumulated depreciation	(105,370)	(92,025)

Total rental property	664,226	620,137

Land held for development	5,660	6,412
Cash and cash equivalents	1,654	1,226
Restricted deposits	—	1,015
Accounts and notes receivable, net	10,180	12,665
Investments in unconsolidated entities	45,924	47,970
Accrued straight-line rents	13,816	12,340
Tenant leasing costs, net	7,707	11,918
Prepaid expenses and other assets, net	1,454	1,220

	$750,621	$714,903

Liabilities and Partners’ Capital
Liabilities:
Mortgages payable	$81,636	$101,206
Notes payable to affiliates	38,944	39,523
Accounts payable and accrued expenses	12,095	12,119
Due to affiliates	56,423	44,785
Rent received in advance and security deposits	6,400	6,277

Total liabilities	195,498	203,910

Mandatorily redeemable partnership units (at redemption value)	32,776	40,151

Partners’ capital:
General partner	5,679	5,214
Limited partners	516,668	465,628

Total partners’ capital	522,347	470,842

Commitments and contingencies

	$750,621	$714,903

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
(In thousands)
Operating revenues:
Rental revenue:
Minimum base rent	$78,484	$73,199	$90,503
Recoveries from tenants	14,918	12,678	17,601
Other tenant charges	3,325	2,821	3,116

Total rental revenue	96,727	88,698	111,220
Other revenue	838	972	3,802

Total operating revenues	97,565	89,670	115,022

Operating expenses:
Property expenses:
Operating expenses	25,393	23,884	27,537
Real estate taxes	9,454	7,582	11,299
Interest expense	14,628	19,185	27,567
General and administrative	4,305	7,978	6,518
Depreciation and amortization	27,037	23,969	27,622

Total operating expenses	80,817	82,598	100,543

Real estate operating income	16,748	7,072	14,479

Other income:
Interest income	811	1,580	1,553
Equity in earnings of unconsolidated entities	3,138	3,653	1,251

Total other income	3,949	5,233	2,804

Income from continuing operations before (loss) gain on sale of assets and other provisions, net	20,697	12,305	17,283

(Loss) gain on sales of assets and other provisions, net	(1,009)	(7,435)	24,921

Income from continuing operations	19,688	4,870	42,204

Discontinued operations—Net operations of sold properties	4,362	7,655	4,667
Discontinued operations—Gain on sale of properties	22,404	—	—

Income from discontinued operations	26,766	7,655	4,667

Net income	$46,454	$12,525	$46,871

Net income attributable to general partner	$465	$125	$469

Net income attributable to limited partners	$45,989	$12,400	$46,402

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2002, 2001 and 2000

	General Partner	Limited Partners	Total
(In thousands)
Partners’ capital at December 31, 1999	$4,620	$415,839	$420,459
Redemptions of mandatorily redeemable partnership units	—	8,437	8,437
Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	(18,128)	(18,128)
Net income	469	46,402	46,871

Partners’ capital at December 31, 2000	5,089	452,550	457,639

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	678	678
Net income	125	12,400	12,525

Partners’ capital at December 31, 2001	5,214	465,628	470,842

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	5,051	5,051
Net income	465	45,989	46,454

Partners’ capital at December 31, 2002	$5,679	$516,668	$522,347

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
(In thousands)
Cash flows from operating activities:
Net income	$46,454	$12,525	$46,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,698	30,180	31,517
Loss (gain) on sale of assets and other provisions	1,009	7,435	(24,921)
Equity in earnings of unconsolidated entities	(3,138)	(3,653)	(1,251)
Gain on sale of discontinued operations	(22,404)	—	—
Additions to tenant leasing costs	(3,938)	(2,219)	(3,546)
Other	—	109	(1,211)

Change in operating assets and liabilities resulting in increased (decreased) cash and cash equivalents:
Accounts and notes receivable	2,485	1,201	7,719
Accrued straight-line rents	(1,476)	(1,530)	1,139
Prepaid expenses and other assets	(572)	230	(760)
Accounts payable and accrued expenses	(24)	(3,514)	(3,367)
Due to affiliates	11,638	(17,108)	48,880
Rent received in advance and security deposits	123	1,719	(1,624)

Total adjustments	14,401	12,850	52,575

Net cash provided by operating activities	60,855	25,375	99,446

Cash flows from investing activities:
Acquisition and development of rental property	(109,814)	(67,944)	(18,663)
Additions to land held for development	(257)	(598)	(3,480)
Additions to construction in progress	—	—	(37,175)
Distributions from unconsolidated entities	5,293	51,210	—
Contributions to unconsolidated entities	(109)	(5,680)	(7,622)
Decrease (increase) in restricted deposits	1,015	23,317	(22,152)
Proceeds from sales of properties	129,418	13,203	145,573

Net cash provided by investing activities	25,546	13,508	56,481

Cash flows from financing activities:
Distributions on mandatorily redeemable partnership units	(2,324)	(2,589)	(2,158)
Payments on unsecured line of credit	—	—	(140,250)
Repayments on mortgages and notes payable	(83,649)	(40,887)	(16,009)

Net cash used by financing activities	(85,973)	(43,476)	(158,417)

Increase (decrease) in cash and cash equivalents	428	(4,593)	(2,490)
Cash and cash equivalents, beginning of the period	1,226	5,819	8,309

Cash and cash equivalents, end of the period	$1,654	$1,226	$5,819

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $196 in 2002, $762 in 2001 and $2,341 in 2000)	$14,940	$19,253	$30,085

Supplemental disclosure of noncash investing and financing activities:

(a)	During 2000, we contributed $152.6 million of assets to an unconsolidated joint venture.
(b)	In August 2002, we assumed $63.5 million of debt related to the purchase of two operating properties. The total purchase price of the properties was approximately $141.5 million.

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies

(a) Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring developing and operating office buildings across the United States. As of December 31, 2002, we owned a controlling interest in a portfolio of 55 operating office buildings. As of December 31, 2002, we also owned a minority interest in 29 operating office buildings and one office building under construction. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica Realty Corporation (“CarrAmerica”), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1.0% interest in us at December 31, 2002. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 89.9% interest in us at December 31, 2002, and various other individuals and entities, which collectively owned an approximate 9.1% aggregate interest in us at December 31, 2002.

(b) Basis of Presentation

Our accounts and those of our wholly owned subsidiaries are consolidated in the accompanying financial statements. We use the equity method to account for our investments in and our share of earnings or losses of unconsolidated entities. These entities are not majority-owned or controlled by us.

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets and equity method investments and evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

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

We recognize gains from sales of rental properties and land at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by us with the properties sold are met. If the criteria are not met, we defer the gains and recognize them when the criteria are met or use the installment or cost recovery methods, as appropriate in the circumstances.

(d) Geographic Concentration

As of December 31, 2002, we owned greater than 50% interests in 55 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income for the Year Ended 12/31/02
Phoenix	4	532,506	16.0
Southern California	7	596,158	13.4
San Francisco Bay Area	5	449,977	13.2
Denver	7	723,173	13.0
Salt Lake City	10	552,029	10.0
Dallas	7	647,406	9.8
Chicago	3	320,288	8.0
Austin	6	432,083	7.1
Washington, D.C. Metro	5	588,961	7.0
Seattle	1	95,290	2.5

	55	4,937,871	100.0

(e) Tenant Leasing Costs

We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(f) Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. Fair value information relating to mortgages and notes payable is provided in note 3.

(g) Revenue Recognition

We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred. We recognize revenues for rents that are based on a percentage of a tenant’s sales in excess of levels specified in the lease agreement when the tenant’s sales actually exceed the specified minimum level. We recognize lease termination fees on the termination date.

We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2002, 2001 and 2000, we recognized bad debt expense of $1.2 million, $1.8 million and $0.9 million, respectively.

(h) Income and Other Taxes

We make no provision for federal and state income taxes because the partners report their share of our taxable income or loss and any available tax credits on their income tax returns. As of December 31, 2002 our net book basis in depreciable assets exceeded our net tax basis by $100.1 million.

(i) Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(j) Stock Option Plan

We are a participant in CarrAmerica’s 1997 Stock Option and Incentive Plan. Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock/unit compensation plans. Under this method, we record compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeds the amount the employee is required to pay to acquire the unit or stock. The pro forma effects on net income if the fair value method had been used to account for all stock-based compensation awards made since 1995 are immaterial.

(k) New Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on our financial statements. However, in the event we sell a property on terms where we have limited or no continuing involvement with the property after such sale we are required to reclassify that property’s previously reported earnings to discontinued operations. We are also required to present assets held for sale and the related liabilities separately in our consolidated balance sheets if we meet the applicable criteria of SFAS No. 144.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures. Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not anticipate that adoption of FASB Interpretation No. 45 will have a material effect on our financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In July 2001, the Emerging Issues Task Force (EITF) released EITF D-98: “Classification and Measurement of Redeemable Securities,” which clarifies Rule 5-02.28 of Regulation S-X. This Rule requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. This announcement was applied retroactively beginning in the first quarter of 2002. As discussed in note 4, each holder of Class A Units, Class D Units and Class E Units may require us to redeem their Units. In addition, Class C Units may be converted to Class A Units over time at the holder’s option. Since these Units are redeemable at the option of the holders, they are classified outside of partners’ capital on our balance sheet. Accordingly, $32.8 million and $40.2 million of partner’s capital as of December 31, 2002 and 2001, respectively, have been classified outside of partners’ capital on our balance sheet.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148. Beginning January 1, 2003, we will adopt the prospective transition method for all new stock compensation awards. We do not anticipate that adoption of SFAS No. 148 will have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of Interpretation No. 46 will not have a material impact on our financial statements.

(2) Mandatorily Redeemable Partnership Units

Our ownership is expressed in partnership units (“Units”). These Units are redeemable at the option of the holders for, as determined by CarrAmerica, a like number of shares of common stock of CarrAmerica or cash. Since these Units are redeemable at the option of the holders and can be redeemed for cash or shares, and this decision is outside the control of the partnership, they are classified outside partners’ capital on the balance sheet as redeemable partnership units and measured at the redemption value as of the end of the periods presented. As of December 31, 2002 and December 31, 2001, there were 1,308,411 and 1,333,920 redeemable Units outstanding, respectively. The value of the redeemable Units is based on the closing market price of CarrAmerica common stock, which was $25.05 per share as of December 31, 2002 and $30.10 per share as of December 31, 2001.

(3) Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

	December 31, 2002	December 31, 2001
(In thousands)
Fixed rate mortgages	$81,636	$101,206
Fixed rate notes payable to affiliate	38,944	39,523

	$120,580	$140,729

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from February 2003 through May 2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.91% at December 31, 2002 and 7.81% at December 31, 2001. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.62% as of December 31, 2002 and 7.62% as of December 31, 2001.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In June 2001, CarrAmerica closed on a new three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We are an unconditional guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. The interest rate on the unsecured credit facility is 70 basis points over 30-day LIBOR.

We have two loans with CarrAmerica. The first is a $30.0 million loan that bears interest at 8.5% and requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007.

Debt maturities at December 31, 2002 are as follows:

(In thousands)
2003	$10,485
2004	15,713
2005	12,277
2006	2,106
2007	24,443
2008 and thereafter	55,556

$120,580

The estimated fair value of our mortgages payable and notes payable to affiliate at December 31, 2002 and 2001 was approximately $127.2 million and $133.2 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities.

(4) Partners’ Capital Contributions, Distributions and Participation Percentages

Our Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) details the rights of our owners. Our ownership is expressed in Units. Units currently are designated as Class A, B, C, D or E Units. Class D Units have first preference. Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of available cash (defined in the Partnership Agreement). Class C Units do not share in the allocation of available cash. Class C Units may be converted to Class A Units over time based on a conversion factor described in the Partnership Agreement. Class E Units have a special allocation of our losses.

Each holder of Class A Units, Class D Units or Class E Units may require us to redeem their Units. Redemption is subject to certain limitations. Upon redemption of a Unit, the holder will receive, at CarrAmerica’s option, either (i) cash in the amount equal to the market value of one share of CarrAmerica common stock (subject to certain anti-dilution adjustments) or (ii) one share of CarrAmerica common stock. In lieu of us redeeming Class A, Class D or Class E Units for cash, CarrAmerica has the right to assume directly and satisfy the redemption right of a Unit holder. Holders of Class B Units and Class C Units are not entitled to exercise this redemption right.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Units outstanding were as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
Class A Units	955,574	891,726	842,743
Class B Units	13,054,561	13,029,052	12,976,269
Class C Units	89,363	178,720	268,077
Class D Units	246,954	246,954	259,363
Class E Units	16,520	16,520	16,520

	14,362,972	14,362,972	14,362,972

(5) Lease Agreements

Space in our rental properties is leased to approximately 300 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2002 are summarized as follows:

(Dollars in thousands)	Future Minimum Rent	Percentage of Total Space Under Lease Expiring

2003	$82,830	10.6
2004	74,166	19.6
2005	60,759	11.0
2006	55,654	5.7
2007	44,795	23.6
2008 & thereafter	100,897	29.5

	$419,101

Leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

(6) Investments in Unconsolidated Entities and Affiliate Transactions

CarrAmerica utilizes joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when it desires to limit capital deployment in certain of its markets. We own interests ranging from 21.2% to 49.0% in real estate properties and development properties through unconsolidated entities. We had three investments as of December 31 2002, 2001 and 2000.

The combined condensed financial information for the unconsolidated entities accounted for under the equity method is as follows:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(In thousands)	December 31,
	2002	2001

Balance Sheets
Assets
Rental property, net	$447,435	$456,079
Land and construction in progress	48,300	45,537
Cash and cash equivalents	12,515	13,773
Other assets	20,142	25,535

	$528,392	$540,924

Liabilities and Partners’ Capital

Liabilities:
Notes payable	$268,619	$271,089
Other liabilities	17,806	20,612

Total liabilities	286,425	291,701
Partners’ capital	241,967	249,223

	$528,392	$540,924

	2002	2001	2000
Statements of Operations

Revenue	$83,893	$75,260	$24,025
Depreciation and amortization expense	23,069	20,748	7,512
Interest expense	17,750	10,606	113
Other expenses	30,480	27,160	9,570

Net income	$12,594	$16,746	$6,830

CarrAmerica Realty Services, Inc. (“CARSI”), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all our office properties. During 2002, 2001 and 2000, respectively, we incurred management fees of $2.5 million, $2.5 million and $2.7 million, respectively, for services performed by CARSI. In 2000 CARSI reimbursed us for services our personnel provided to CARSI. These reimbursements amounted to $3.4 million. In 2002 and 2001, no such reimbursements were made.

In April 2001, CarrAmerica exercised an option under a loan agreement to acquire two office buildings and related land located in the San Francisco Bay area. We purchased this property from CarrAmerica at its cost of approximately $51.0 million.

(7) (Loss) Gain on Sales of Assets and Other Provisions, Net

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable.

During 2002, we disposed of two properties to unrelated parties recognizing a gain of $22.4 million. These gains have been classified as discontinued operations. We sold Commons @ Las Colinas for $119.6 million to Wells Operating Partnership, L.P. We also recognized impairment losses of $1.0 million on two land holdings.

As required by SFAS No. 144, the operating results of the two disposed properties are included in discontinued operations for all periods presented in the Statements of Operations. Operating results of the properties are summarized as follows:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(In thousands)	2002	2001	2000

Revenues	$8,290	$14,407	$9,763
Property expenses	267	541	1,201
Depreciation and amortization	3,661	6,211	3,895

Net income	$4,362	$7,655	$4,667

In 2001, we disposed of one property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.5 million on our property. We also recognized an impairment loss of $0.9 million on land holdings.

During 2000, we disposed of three properties on which we recognized a gain of $6.0 million. In addition, on August 17, 2000, we closed on a joint venture transaction with New York State Teachers Retirement System (“NYSTRS”). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We contributed 21 properties and land held for development. We received approximately $107.0 million in cash, including payment on an intercompany obligation, and a 21.2% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $18.9 million.

(8) Acquisitions

During 2002, we acquired three operating properties totaling approximately 666,000 rentable square feet for approximately $160.5, million including assumed debt. Our building purchases in 2002 were acquired from unrelated third parties. Canal Center was purchased from Canal Center Properties LLC, TransPotomac V Plaza was purchased from TransPotomac V LLC and 11119 Torrey Pines Road was purchased from USAA Real Estate Company. The purchases were funded from the sale of other properties and through acquired debt. Canal Center and TransPotomac V Plaza were acquired subject to $63.5 million of $3.06% debt held by Morgan Stanley Dean Witter. The table below details our 2002 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
11119 Torrey Pines Rd.	Southern California	May-02	1	76,701	$19,000
Canal Center	Washington, D.C. Metro	Aug-02	4	492,001	121,779
TransPotomac V Plaza	Washington, D.C. Metro	Aug-02	1	96,960	19,721

			6	665,662	$160,500

The aggregate purchase price of these properties was allocated as follows:

Land	$27,162
Buildings	133,795
Lease Contracts	(457)

$160,500

(9) Commitments and Contingencies

We participate in CarrAmerica’s 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also can make a discretionary contribution of 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to an initial four-year vesting, 25% per year. Prior to 2001, the vesting schedule was a five-year graduated vesting schedule, and our contribution was 50% of employee contributions up to the first 4% of pay. Our contributions to the plan were $256,000 in 2002, $306,000 in 2001 and $216,000 in 2000.

In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $1,100.0 million as of December 31, 2002. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $100.0 million of 6.875% notes due in 2008, $400.0 million of 7.125% notes due in 2012, $50.0 million of 5.261% notes due in 2007 and $175.0 million of 5.250% notes due in 2007. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;
•	Limits on secured indebtedness on a consolidated basis;
•	Limits on required debt service payments; and
•	Compliance with the financial covenants of the credit facility.

(10) Quarterly Financial Information (unaudited)

The following is a summary of quarterly results of operations for 2002 and 2001:

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002

Operating revenues	$22,313	$22,468	$25,191	$27,593
Real estate operating income	2,090	3,974	4,721	5,963
Income from continuing operations	2,476	5,008	5,564	6,640
Income (loss) from discontinued operations	1,822	4,859	20,102	(17)
Net income	4,298	9,867	25,666	6,623

2001

Operating revenues	$21,884	$22,822	$22,248	$22,716
Real estate operating income	745	721	2,321	3,285
(Loss) income from continuing operations	(5,399)	3,427	3,083	3,759
Income from discontinued operations	2,107	1,765	1,872	1,911
Net (loss) income	(3,292)	5,192	4,955	5,670

Note: Net income for the third quarter of 2002 includes a gain of $19.1 million on the sale of properties. Quarterly amounts have been restated to reflect properties sold in 2002 with which we have no continued involvement as discontinued operations.

CarrAmerica Realty, L.P. and Subsidiaries

Schedule II: Valuations and Qualifying Accounts

(In thousands) Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve [1]	Balance End of Period
Allowance for Doubtful Accounts:

Year Ended:

December 31, 2002	$2,106	$1,158	$(2,484)	$780

December 31, 2001	530	1,766	(190)	2,106

December 31, 2000	386	846	(702)	530

[1]	Balance written off as uncollectible

CarrAmerica Realty, L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

		Initial Costs		Costs Capitalized Subsequent to Acquisition[1]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
(In thousands) Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements
Washington, DC:
Trans Potomac V Plaza	$—	$2,604	$17,414	$—	$2,604	$17,414	$20,018	$203	1982	2002
Canal Center	—	17,848	105,063	—	17,848	105,063	122,911	1,290	1986,1988	2002

Orange County/Los Angeles:
South Coast Executive Center	14,636	3,324	17,212	3,991	3,388	21,139	24,527	5,286	1987	1996
2600 W. Olive	18,658	3,855	25,054	4,263	3,904	29,268	33,172	6,292	1986	1997
Bay Technology Center	—	2,442	11,164	1,695	2,462	12,839	15,301	2,295	1985	1997

San Diego:
Jaycor	—	5,123	11,754	4,356	5,135	16,098	21,233	2,370	1989	1998
11119 Torrey Pines Road	—	6,711	12,343	—	6,711	12,343	19,054	257	1989	2002

San Francisco Bay Area:
San Mateo Center I	—	5,703	9,126	1,724	5,710	10,843	16,553	1,848	1986	1997
San Mateo II & III	—	9,723	15,556	2,684	9,817	18,146	27,963	3,564	1985	1997
Mountain View Gateway Center	—	13,637	37,946	(15)	13,630	37,938	51,568	2,162	1998	2001

Denver, CO:
Harlequin Plaza	—	4,746	21,344	9,773	4,748	31,115	35,863	8,504	1981	1996
Quebec Court I & II	—	2,368	19,819	10,437	2,371	30,253	32,624	8,245	1979-1980	1996
Quebec Centre	—	1,423	5,659	1,635	1,423	7,294	8,717	2,284	1985	1996

Seattle, WA:
Canyon Park Commons	4,647	2,375	9,958	1,529	2,380	11,482	13,862	2,082	1988	1997

Salt Lake City, UT:
Sorenson Research Park	3,509	4,389	25,304	3,815	5,017	28,491	33,508	6,063	1988-1997	1997
Sorenson X	—	1,490	—	4,921	2,245	4,166	6,411	884	1999	1997
Wasatch Corporate Center	11,767	3,318	15,495	534	3,587	15,760	19,347	2,933	1996	1997
Wasatch Corporate Center 18	—	2,636	—	3,123	942	4,817	5,759	1,442	1998-1999	1997
Wasatch Corporate Center 16	—	1,172	—	493	1,665	—	1,665	—	N/A	1999

Chicago, IL:
Bannockburn I & II	—	3,448	22,928	5,307	3,472	28,211	31,683	6,901	1980	1997
Bannockburn IV	—	1,914	12,729	981	1,924	13,700	15,624	2,660	1988	1997

Austin, TX:
City View Centre	—	1,718	13,854	3,235	1,720	17,087	18,807	4,543	1985	1996
City View Center	—	1,890	—	13,747	2,107	13,530	15,637	3,658	1998	1996
Tower of the Hills	—	1,633	13,625	1,574	1,634	15,198	16,832	2,800	1986	1997

Dallas, TX:
Cedar Maple Plaza	—	1,220	10,982	2,049	1,225	13,026	14,251	2,837	1985	1997
Quorum North	—	1,357	9,078	1,942	1,368	11,009	12,377	2,637	1983	1997
Quorum Place	—	1,941	14,234	2,352	1,954	16,573	18,527	4,001	1981	1997
Two Mission Park	—	823	4,326	1,165	831	5,483	6,314	1,513	1983	1997
Royal Ridge	—	1,960	—	514	2,506	—	2,506	—	N/A	2000

CarrAmerica Realty, L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

		Initial Costs		Costs Capitalized Subsequent to Acquisition[1]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
(In thousands) Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements

5000 Quorum	—	1,774	15,616	1,880	1,782	17,488	19,270	3,255	1984	1998

Phoenix, AZ:
Qwest Communications	28,419	18,517	74,069	786	18,641	74,731	93,372	12,561	1988	1997

PROPERTY TOTALS	$81,636	$133,082	$551,652	$90,490	$134,751	$640,505	$775,256	$105,370

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $574,989 at December 31, 2002.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2002, 2001 and 2000 are as follows:

	Real Estate Assets
	2002	2001	2000
(In thousands)
Balance, beginning of period	$718,574	$672,041	$815,967
Acquisitions	161,983	51,583	—
Improvements	15,257	16,067	59,318
Sales, retirements and write-offs	(120,558)	(21,117)	(203,244)

Balance, end of period	$775,256	$718,574	$672,041

	Accumulated Depreciation
	2002	2001	2000
Balance, beginning of period	$92,025	$66,100	$57,733
Depreciation for the period	27,244	27,391	28,252
Sales, retirements and write-offs	(13,899)	(1,466)	(19,885)

Balance, end of period	$105,370	$92,025	$66,100

[1]	Costs capitalized are offset by retirements and writeoffs.