Form 10-Q
period 2003-03-31
CARRAMERICA REALTY L P
filed 2003-05-12
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2003

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of March 31, 2003:

(# of shares) 14,362,972

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES ☐                NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒                NO ☐

Part I

Item 1.    Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Consolidated Balance Sheets

As of March 31, 2003 and Decmeber 31, 2002

	March 31, 2003	December 31, 2002
	(unaudited)
(In thousands)
Assets
Rental property:
Land	$129,091	$129,091
Buildings	596,087	595,176
Tenant improvements	46,346	44,547
Furniture, fixtures, and equipment	778	782

	772,302	769,596
Less – accumulated depreciation	(112,063)	(105,370)

Total rental property	660,239	664,226

Land held for development	5,733	5,660
Cash and cash equivalents	—	1,654
Restricted deposits	116	—
Accounts and notes receivable, net	9,665	10,180
Investments in unconsolidated entities	45,998	45,924
Accrued straight-line rents	14,681	13,816
Tenant leasing costs, net	8,470	7,707
Prepaid expenses and other assets, net	1,136	1,454

	$746,038	$750,621

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages and notes payable	$79,258	$81,636
Notes payable to affiliates	38,793	38,944
Accounts payable and accrued expenses	9,605	12,095
Due to affiliates	48,887	56,423
Rents received in advance and security deposits	7,908	6,400

Total liabilities	184,451	195,498

Mandatorily redeemable partnership units (at redemption value)	32,943	32,776
Partners’ capital:
General partner	5,750	5,679
Limited partners	522,894	516,668

Total partners’ capital	528,644	522,347
Commitments and contingencies

	$746,038	$750,621

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Consolidated Statements of Operations

For the Three Months Ended March 31, 2003 and 2002

	2003	2002
(Unaudited and in thousands)

Operating revenues:
Rental revenues:
Minimum base rent	$22,515	$17,923
Recoveries from tenants	3,611	3,687
Other tenant charges	806	521

Total rental revenues	26,932	22,131
Other revenue	328	182

Total operating revenues	27,260	22,313

Operating expenses:
Property expenses:
Operating expenses	7,073	5,789
Real estate taxes	2,558	2,343
Interest expense	1,923	4,143
General and administrative	1,095	1,411
Depreciation and amortization	7,605	6,537

Total operating expenses	20,254	20,223

Real estate operating income	7,006	2,090

Other income:
Interest income	6	208
Equity in earnings of unconsolidated entities	495	1,038

Total other income	501	1,246

Income from continuing operations before loss on sales of assets and other provisions, net	7,507	3,336
Loss on sales of assets and other provisions, net	(439)	(860)

Income from continuing operations	7,068	2,476
Discontinued operations—net operations of sold properties	—	1,822

Net income	$7,068	$4,298

Net income attributable to general partner	$71	$43

Net income attributable to limited partners	$6,997	$4,255

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

	2003	2002
(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$7,068	$4,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,605	8,081
Loss on sale of assets and other provisions, net	439	860
Equity in earnings of unconsolidated entities	(495)	(1,038)
Other	—	(143)
Change in assets and liabilities:
Decrease in accounts and notes receivable, net	515	1,219
Increase in accrued straight-line rents	(865)	(555)
Additions to tenant leasing costs	(1,637)	(716)
Decrease in prepaid expenses and other assets	250	65
Decrease in accounts payable and accrued expenses	(2,490)	(2,882)
Decrease in due to affiliates	(7,536)	(2,135)
Increase (decrease) in rent received in advance and security deposits	1,508	(693)

Total adjustments	(2,706)	2,063

Net cash provided by operating activities	4,362	6,361

Cash flows from investing activities:
Acquisitions and additions to rental property	(2,694)	(1,684)
Additions to land held for development	(73)	(147)
Distributions from unconsolidated entities	—	241
Contributions to unconsolidated entities	—	(39)
(Increase) decrease in restricted deposits	(116)	7

Net cash used by investing activities	(2,883)	(1,622)

Cash flows from financing activities:
Distributions on mandatorily redeemable partnership units	(604)	(583)
Repayments on mortgages and notes payable	(2,529)	(2,438)

Net cash used by financing activities	(3,133)	(3,021)

(Decrease) increase in cash and cash equivalents	(1,654)	1,718
Cash and cash equivalents, beginning of the period	1,654	1,226

Cash and cash equivalents, end of the period	$—	$2,944

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $105 for the three months ended March 31, 2002.	$1,936	$4,151

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring developing and operating office buildings across the United States. As of March 31, 2003, we owned a controlling interest in a portfolio of 55 operating office buildings. As of March 31, 2003, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica Realty Corporation (“CarrAmerica”), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1.0% interest in us at March 31, 2003. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 89.9% interest in us at March 31, 2003, and various other individuals and entities, which collectively owned an approximate 9.1% aggregate interest in us at March 31, 2003.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2002 annual report on Form 10-K except that, effective January 1, 2003, we began using the fair value method to account for employee stock compensation awards. The effect of the change on the financial statements was immaterial.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock- based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003. The effect of the change on our financial statements is immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on our preliminary analysis, we believe that we may be required to consolidate certain of our unconsolidated real estate ventures that we have accounted for using the equity method; however, we do not expect that this will involve any cumulative effect adjustment. We also do not believe that this will have a material adverse effect on our financial condition.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	March 31, 2003	December 31, 2002
Fixed rate mortgages	$79,258	$81,636
Fixed rate notes payable to affiliate	38,793	38,944

	$118,051	$120,580

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through May 2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.91% at March 31, 2003. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.62% as of March 31, 2003.

We have two loans with CarrAmerica. The first is a $30.0 million loan that bears interest at 8.5% and requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007.

CARRAMERICA REALTY, L.P. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Debt maturities at March 31, 2003 were as follows:

(In thousands)

2003	$7,936
2004	15,712
2005	12,296
2006	2,105
2007	24,442
2008 and thereafter	55,560

$118,051

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of March 31, 2003. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $100.0 million of 6.875% notes due in 2008, $400.0 million of 7.125% notes due in 2012, $50.0 million of 5.261% notes due in 2007 and $175.0 million of 5.250% notes due in 2007. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;
•	Limits on secured indebtedness on a consolidated basis;
•	Limits on required debt service payments; and
•	Compliance with the financial covenants of the credit facility.

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2003 and 2002, we did not dispose of any operating properties. For the three months ended March 31, 2002, we recognized an impairment loss of $0.9 million on a land holding.

In May 2002, we sold Wasatch 17, and in August 2002 we sold Commons at Las Colinas. We had no continuing involvement in either of these properties after their sale. Their results of operations are classified as discontinued operations for all periods presented in the statements of operations. Operating results of the properties are summarized as follows for the three months ended March 31, 2002:

(in thousands)
Revenues	$3,519
Property expenses	153
Depreciation and amortization	1,544

Net operations of sold properties	$1,822

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

During 2002, we acquired three operating properties totaling approximately 666,000 rentable square feet for approximately $160.5 million including assumed debt. Our building purchases in 2002 were acquired from unrelated third parties. Canal Center was purchased from Canal Center Properties LLC, TransPotomac V Plaza was purchased from TransPotomac V LLC and 11119 Torrey Pines Road was purchased from USAA Real Estate Company. The purchases were funded from the sale of other properties and through acquired debt. Canal Center and TransPotomac V Plaza were acquired subject to $63.5 million of 3.06% debt held by Morgan Stanley Dean Witter. We repaid this debt in full in December 2002.

During 2002, we sold two operating properties totaling approximately 676,000 rentable square feet for approximately $130.4 million to unrelated third parties. We sold Commons at Las Colinas for $119.6 million to Wells Operating Partnership, L.P.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets and the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements and lease commissions, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land held for development, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses that, under applicable accounting guidance, could be substantial.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related straight-line rent adjustments) by approximately $0.4 million for the three months ended March 31, 2003.

Management’s Discussion and Analysis

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended March 31,		Variance
	2003	2002	2003 vs. 2002
(in millions)
Operating revenue	$27.3	$22.3	$5.0
Property operating expense	9.6	8.1	1.5
General and administrative	1.1	1.4	(0.3)
Depreciation and amortization	7.6	6.5	1.1
Interest expense	1.9	4.1	(2.2)
Loss on sales of assets
and other provisions, net	(0.4)	(0.9)	0.5
Other income	0.5	1.2	(0.7)
Discontinued operations	—	1.8	(1.8)

Operating revenues increased $5.0 million (22.4%) for the first quarter of 2003 compared to the same period in 2002. This increase was primarily due to higher minimum base rents ($4.6 million). The increase in minimum base rents was principally due to base rents from the buildings we acquired in May and August of 2002 ($4.9 million), partially offset by higher vacancies in our other properties. We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at lower rates than those rates that were in effect under expiring leases.

Our lease rollover by square footage and rent at March 31, 2003 is as follows:

Year of Lease Expiration	Rented Sq. Footage [1]	Percent of Leased Square Footage Represented by Expiring Leases
2003	349,882	8.0%
2004	883,096	20.1%
2005	408,256	9.3%
2006	266,793	6.1%
2007	1,070,698	24.3%
2008	487,848	11.1%
2009	188,600	4.3%
2010	152,423	3.5%
2011	151,682	3.4%
2012	417,847	9.5%
2013 and thereafter	23,165	0.4%
	4,400,290	100.0%

[1]	Does not include vacant space at 3/31/03-0.5 million sq. ft.

Property operating expenses increased $1.5 million (18.5%) in the first quarter of 2003 from 2002 primarily as a result of higher insurance expense and real estate taxes. The increase in insurance expense was due primarily to general increases in insurance premiums and the cost of terrorism coverage. In addition, operating expenses increased due to expenses of the buildings we acquired in May and August of 2002 ($1.5 million).

General and administrative expense decreased $0.3 million (21.4%) in 2003 from 2002. This decrease was due primarily to overall cost containment efforts and lower consulting fees.

Management’s Discussion and Analysis

Depreciation and amortization increased $1.1 million (16.9%) in the first three months of 2003 compared to the same period in 2002. This increase was due primarily to the acquisition of properties and the write-off of tenant improvement balances for defaulting tenants offset by dispositions.

Interest expense decreased $2.2 million (53.7%) in the first quarter of 2003 compared to the same period in 2002. This decrease was primarily the result of the retirement of mortgages. Mortgages and notes payable decreased by $20.2 million between March 31, 2003 and March 31, 2002.

For the three months ended March 31, 2003 other income decreased $0.7 million in 2003 compared to the same period in 2002 due primarily to decreased equity in earnings of unconsolidated entities. Equity in earnings decreased $0.5 million (52.3%) as a result of increased vacancies in properties owned by these entities.

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2003 and 2002, we did not dispose of any operating properties. For the three months ended March 31, 2002, we recognized an impairment loss of $0.9 million on a land holding.

In May 2002 we sold Wasatch 17, and in August 2002, we sold Commons at Las Colinas. We had no continuing involvement in either of these properties after their sale. Their results of operations are classified as discontinued operations for all periods presented in the statement of operations. Operating results of the properties are summarized as follows for the three months ended March 31, 2002:

(in thousands)
Revenues	$3,519
Property expenses	153
Depreciation and amortization	1,544

Net operations of sold properties	$1,822

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,		Variance
	2003	2002	2003 vs. 2002
(in millions)
Cash provided by operating activities	$4.4	$6.4	$(2.0)
Cash used by investing activities	(2.9)	(1.6)	(1.3)
Cash used by financing activities	(3.1)	(3.0)	(0.1)

Operations generated $4.4 million of net cash for the first three months of 2003 compared to $6.4 million in 2002. The change in cash flow from operating activities was primarily the result of a decrease in accounts payable, accrued expenses and amounts due to affiliates ($5.0 million). This decrease was offset by higher net income ($2.8 million) and an increase in prepaid rents and security deposits ($2.2 million). The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $2.9 million in 2003 compared to $1.6 million in 2002. The increase in net cash used by investing activities in 2003 compared to 2002 was due primarily to an increase in additions to rental property ($1.0 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our liquidity and capital resources are dependent upon CarrAmerica and its affiliates. CarrAmerica, as a REIT, is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. We and CarrAmerica require capital to invest in our existing portfolio of operating assets

Management’s Discussion and Analysis

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

Debt Financing

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. CarrAmerica has a three-year, $500.0 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the facility an additional year at its option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 2.01% as of March 31, 2003. As of March 31, 2003, $184.0 million was drawn on the credit facility, $1.2 million in letters of credit were outstanding and $314.8 million was available for borrowing.

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

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of unmortgaged properties. CarrAmerica is currently in compliance with all the financial covenants of its credit facility. However, CarrAmerica expects that in future quarters they may fail to meet their maximum ratio of aggregate unsecured debt to unencumbered assets covenant. They are currently in discussions with their lenders to amend their credit facility agreement to change this covenant. Based on their preliminary discussions with their lenders, they expect the lenders to amend the covenant and increase CarrAmerica’s maximum ratio so as to allow their continuing compliance. However, there can be no assurance they will obtain the amendment. Failure to amend the credit facility agreement or failure to comply with any of the other covenants under the unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause the lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

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

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates have increased in all our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002 and into 2003, our markets weakened significantly and our operations in those markets were adversely impacted. The

Management’s Discussion and Analysis

occupancy in our portfolio of stabilized operating properties decreased to 89.2% at March 31, 2003, compared to 90.4% at December 31, 2002 and 91.3% at March 31, 2002. Market rental rates have declined in most markets from peak levels and we expect there will be additional declines in some markets in 2003.

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

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of March 31, 2003. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $100.0 million of 6.875% notes due in 2008, $400.0 million of 7.125% notes due in 2012, $50.0 million of 5.261% notes due in 2007 and $175.0 million of 5.250% notes due in 2007. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;
•	Limits on secured indebtedness on a consolidated basis;
•	Limits on required debt service payments; and
•	Compliance with the financial covenants of the credit facility.

Management’s Discussion and Analysis

Capital Commitments

We will require capital for development projects currently underway and in the future. As of March 31, 2003 we had no office space under construction. Generally, we fund our investments in projects under construction from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

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

As a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”), CarrAmerica elected to purchase the TRIA coverage upon its 2003 insurance renewal rather than stand alone coverage. In June 2002, CarrAmerica purchased stand alone terrorism coverage with limits of $200 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim, at a cost of approximately $2.2 million per year. The TRIA insurance increases CarrAmerica’s coverage to $500 million for foreign certified terrorist acts but also includes $25 million of coverage for domestic terrorism. Coverage, either under TRIA or a stand alone policy, includes only physical damage and does not include losses due to biological, chemical or radioactive contamination. The lack of coverage for such contamination could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of a biological, chemical, radioactive or other contamination.

Due to the rising cost of California earthquake insurance, CarrAmerica reviewed its probable maximum loss (“PML”) related to earthquake coverage for various factors. As a result of this review,

CarrAmerica determined that it was possible to lower its PML coverage from $200 million to $150 million. We believe this will be sufficient coverage.

In anticipation of the scheduled renewal on May 15, 2003, CarrAmerica provided updated data to its insurance broker to enable our broker to market our insurance with various insurers. We received insurance coverage and cost proposals in April 2003. Based on these proposals and the decision to change earthquake and terrorism coverage, we expect our insurance costs to remain relatively flat for the upcoming renewal as compared to the 2002 renewal of insurance.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Management’s Discussion and Analysis

Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003. The effect of the change on our financial statements was immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on our preliminary analysis, we believe that we may be required to consolidate certain of our unconsolidated real estate ventures that we have accounted for using the equity method; however, we do not expect that this will involve any cumulative effect adjustment. We also do not believe that this will have a material adverse effect on our financial condition.

Management’s Discussion and Analysis

Building and Lease Information

The following table sets forth information about each wholly-owned property as of March 31, 2003:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	161,787	58.9%	2
2600 W. Olive	144,831	100.0	1
Bay Technology Center	107,481	91.8	2
Southern California, San Diego
Jaycor	105,358	100.0	1
11119 Torrey Pines Road	76,701	100.0	1
Northern California, San Francisco Bay Area
San Mateo I	72,137	28.6	1
San Mateo II and III	141,440	75.8	2
Mountain View Gateway Center	236,400	100.0	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0	1
Austin, Texas:
City View Centre	137,218	62.2	3
Tower of the Hills	166,149	100.0	2
City View Center	128,716	100.0	1
Chicago, Illinois:
Bannockburn I & II	209,950	86.0	2
Bannockburn IV	108,801	92.3	1
Dallas, Texas:
Quorum North	116,192	88.9	1
Quorum Place	178,684	68.6	1
Cedar Maple Plaza	112,995	95.1	3
Two Mission Park	77,593	69.9	1
5000 Quorum	162,155	88.0	1
Denver, Colorado:
Harlequin Plaza	327,907	97.3	2
Quebec Court I & II	287,294	100.0	2
Quebec Center	106,865	92.0	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0	4
Salt Lake City, Utah:
Sorenson Research Park	282,944	84.5	5
Wasatch Corporate Center 18	49,566	62.1	1
Wasatch Corporate Center	178,231	78.2	3
Sorensen X	41,288	100.0	1
Washington, DC:
TransPotomac V Plaza	97,006	96.7	1
Canal Center	492,001	90.8	4

TOTAL CONSOLIDATED PROPERTIES:	4,935,486		55
WEIGHTED AVERAGE		89.2%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of March 31, 2003.

Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National and local economic, business and real estate conditions that will, among other things, affect:
•	Demand for office properties,
•	The ability of the general economy to recover timely from the current economic conditions,
•	The availability and creditworthiness of tenants,
•	The level of lease rents, and
•	The availability of financing for both tenants and us;
•	Adverse changes in the real estate markets, including, among other things:
•	Competition with other companies, and
•	Risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget);
•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
•	Ability to obtain insurance at a reasonable cost;
•	Ability to maintain our status as a REIT for federal and state income tax purposes;
•	Governmental actions and initiatives; and
•	Environmental/safety requirements.

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “Risk Factors” in CarrAmerica’s Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Part II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Purchase and Sale Contract between Canal Center Properties LLC and TransPotomac V LLC as Sellers and CarrAmerica Realty Corporation as Buyer dated May 28, 2002 (filed herewith).

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY, L.P.

a Delaware Limited Partnership

By: CarrAmerica Realty GP Holdings, Inc.,

its general partner

/s/ Stephen E. Riffee
Stephen E. Riffee, Chief Financial Officer (on behalf of registrant and as its principal accounting officer)

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Stephen E. Riffee
Stephen E. Riffee Chief Financial Officer