Form 10-Q
period 2003-06-30
CARRAMERICA REALTY L P
filed 2003-08-04
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2003

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of June 30, 2003:

(# of shares) 14,362,972

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES  ☒    NO  ☐

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

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002

(In thousands)	(unaudited)
Assets
Rental property:
Land	$129,091	$129,091
Buildings	588,883	587,114
Tenant improvements	48,939	44,547
Furniture, fixtures, and equipment	774	782

	767,687	761,534
Less—accumulated depreciation	(118,927)	(105,370)

Total rental property	648,760	656,164

Land held for development	5,770	5,660
Cash and cash equivalents	—	1,654
Restricted deposits	239	—
Accounts and notes receivable, net	8,918	10,180
Investments in unconsolidated entities	44,874	45,924
Accrued straight-line rents	15,638	13,816
Tenant leasing costs, net	8,525	7,707
Prepaid expenses and other assets, net	9,820	9,516

	$742,544	$750,621

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages and notes payable	$76,834	$81,636
Notes payable to affiliates	38,638	38,944
Accounts payable and accrued expenses	9,626	12,095
Due to affiliates	43,514	56,423
Rents received in advance and security deposits	6,976	6,400

Total liabilities	175,588	195,498

Mandatorily redeemable partnership units (at redemption value)	35,017	32,776

Partners’ capital:
General partner	5,809	5,679
Limited partners	526,130	516,668

Total partners’ capital	531,939	522,347
Commitments and contingencies

	$742,544	$750,621

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2002

	Three Months Ended June 30,		Six Months Ended June 30,

(Unaudited and in thousands)	2003	2002	2003	2002
Operating revenues:
Rental revenues:
Minimum base rent	$22,212	$18,285	$44,727	$36,208
Recoveries from tenants	3,820	3,311	7,431	6,998
Other tenant charges	1,000	609	1,806	1,130

Total rental revenues	27,032	22,205	53,964	44,336
Other revenue	177	263	505	445

Total operating revenues	27,209	22,468	54,469	44,781

Operating expenses:
Property expenses:
Operating expenses	7,242	5,416	14,315	11,205
Real estate taxes	2,477	2,394	5,035	4,737
Interest expense	3,064	3,788	4,987	7,931
General and administrative	1,189	1,049	2,284	2,460
Depreciation and amortization	8,413	5,959	16,018	12,496

Total operating expenses	22,385	18,606	42,639	38,829

Real estate operating income	4,824	3,862	11,830	5,952

Other income:
Interest income	384	202	390	410
Equity in earnings of unconsolidated entities	762	981	1,257	2,019

Total other income	1,146	1,183	1,647	2,429

Income from continuing operations before loss on sales of assets and other provisions, net	5,970	5,045	13,477	8,381
Loss on sales of assets and other provisions, net	(3)	(149)	(442)	(1,009)

Income from continuing operations	5,967	4,896	13,035	7,372
Discontinued operations—net operations of sold properties	—	1,631	—	3,453
Discontinued operations—gain on sale of property	—	3,340	—	3,340

Net income	$5,967	$9,867	$13,035	$14,165

Net income attributable to general partner	$60	$99	$130	$142

Net income attributable to limited partners	$5,907	$9,768	$12,905	$14,023

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(Unaudited and in thousands)	2003	2002
Cash flows from operating activities:
Net income	$13,035	$14,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,018	15,485
Loss on sale of assets and other provisions, net	442	1,009
Gain on sale of discontinued operations	—	(3,340)
Equity in earnings of unconsolidated entities	(1,257)	(2,019)
Other	—	(145)
Change in assets and liabilities:
Decrease in accounts and notes receivable, net	1,262	2,308
Increase in accrued straight-line rents	(1,822)	(912)
Additions to tenant leasing costs	(2,420)	(1,728)
(Increase) decrease in prepaid expenses and other assets	(1,194)	524
Decrease in accounts payable and accrued expenses	(2,471)	(2,215)
Decrease in due to affiliates	(12,909)	(6,762)
Increase (decrease) in rent received in advance and security deposits	576	(1,966)

Total adjustments	(3,775)	239

Net cash provided by operating activities	9,260	14,404

Cash flows from investing activities:
Acquisitions and additions to rental property	(6,141)	(22,700)
Additions to land held for development	(110)	(230)
Distributions from unconsolidated entities	1,886	2,573
Contributions to unconsolidated entities	—	(74)
(Increase) decrease in restricted deposits	(239)	355
Proceeds from sale of property	—	10,699

Net cash used by investing activities	(4,604)	(9,377)

Cash flows from financing activities:
Distributions on mandatorily redeemable partnership units	(1,202)	(1,331)
Repayments on mortgages and notes payable	(5,108)	(4,922)

Net cash used by financing activities	(6,310)	(6,253)

Decrease in cash and cash equivalents	(1,654)	(1,226)
Cash and cash equivalents, beginning of the period	1,654	1,226

Cash and cash equivalents, end of the period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $186 for the six months ended June 30, 2002	$5,013	$7,951

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of June 30, 2003, we owned a controlling interest in a portfolio of 55 operating office buildings. As of June 30, 2003, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica Realty Corporation (“CarrAmerica”), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1.0% interest in us at June 30, 2003. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 90.0% interest in us at June 30, 2003, and various other individuals and entities, which collectively owned an approximate 9.0% aggregate interest in us at June 30, 2003.

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

We operate as a unit of CarrAmerica. We utilize CarrAmerica’s employees and administrative services. Certain general and administrative costs are allocated to us based upon specific identification of individual costs or estimated levels of effort by its general and administrative departments and otherwise through allocations based upon our relative total assets. In the opinion of management, the methods for allocating general and administrative costs to us are reasonable.

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Based on our current analysis, we are not associated with any VIEs and we believe that we will not be required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 did not affect our financial statements.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	June 30, 2003	December 31, 2002
Fixed rate mortgages	$76,834	$81,636
Fixed rate notes payable to affiliate	38,638	38,944

	$115,472	$120,580

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through May

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.91% at June 30, 2003. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.61% as of June 30, 2003.

We have two loans with CarrAmerica. The first is a $30.0 million loan that bears interest at 8.5% and requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007.

Debt maturities at June 30, 2003 were as follows:

(In thousands)
2003	$5,306
2004	15,657
2005	12,367
2006	12,632
2007	13,888
2008 and thereafter	55,622

$115,472

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of June 30, 2003. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $100.0 million of 6.875% notes due in 2008, $400.0 million of 7.125% notes due in 2012, $50.0 million of 5.261% notes due in 2007 and $175.0 million of 5.250% notes due in 2007. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of its credit facility.

As of June 30, 2003. CarrAmerica was in compliance with its loan covenants.

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three and six months ended June 30, 2003, we did not dispose of any operating properties, although we adjusted a previously recognized gain $0.4 million for additional costs related to a sold property. During the three months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. We had no continuing involvement with the property after the sale and accordingly, this gain was classified in discontinued operations. We also recognized an impairment loss of $0.1 million on a parcel of land held for development. For the six months ended June 30, 2002, we recognized the gain on the disposed property and impairment losses of $1.0 million on land holdings.

In May 2002, we sold Wasatch 17, and in August 2002 we sold Commons at Las Colinas. We had no continuing involvement in either of these properties after their sale and accordingly, their results of operations are classified as discontinued operations in the statements of operations in 2002.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating results of the properties are summarized as follows:

(In thousands)	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenues	$3,136	$6,655
Property operating expenses	60	213
Depreciation and amortization	1,445	2,989

Net operations of sold properties	$1,631	$3,453

Management’s Discussion and Analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

During 2002, we acquired three operating properties totaling approximately 666,000 rentable square feet for approximately $160.5 million including assumed debt. Our building purchases in 2002 were acquired from unrelated third parties. Canal Center was purchased in August 2002 from Canal Center Properties LLC, TransPotomac V Plaza was purchased in August 2002 from TransPotomac V LLC and 11119 Torrey Pines Road was purchased in May 2002 from USAA Real Estate Company. The purchases were funded from the sale of other properties and through acquired debt. Canal Center and TransPotomac V Plaza were acquired subject to $63.5 million of 3.06% debt held by Morgan Stanley Dean Witter. We repaid this debt in full in December 2002.

During 2002, we sold two operating properties totaling approximately 676,000 rentable square feet for approximately $130.4 million to unrelated third parties. Of these, we sold our Commons at Las Colinas property in August 2002 for $119.6 million to Wells Operating Partnership, L.P.

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and accrued straight-line rents) by approximately $0.7 million for the six months ended June 30, 2003.

Management’s Discussion and Analysis

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
			2003 vs.			2003 vs.
(in millions)	2003	2002	2002	2003	2002	2002
Operating revenues	$27.2	$22.5	$4.7	$54.5	$44.8	$9.7
Property operating expense	9.7	7.8	1.9	19.3	15.9	3.4
General and administrative	1.2	1.0	0.2	2.3	2.5	(0.2)
Depreciation and amortization	8.4	6.0	2.4	16.0	12.5	3.5
Interest expense	3.1	3.8	(0.7)	5.0	7.9	(2.9)
Loss on sales of assets and other provisions, net	—	(0.1)	0.1	(0.4)	(1.0)	0.6
Other income	1.1	1.2	(0.1)	1.6	2.4	(0.8)
Discontinued operations	—	5.0	(5.0)	—	6.8	(6.8)

Operating revenues increased $4.7 million (20.9%) for the second quarter of 2003 compared to the same period in 2002. This increase was primarily due to higher minimum base rents ($3.9 million). The increase in minimum base rents was principally due to base rents from the buildings we acquired in May and August of 2002, partially offset by higher vacancies in our other properties. We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at lower rates than those rates that were in effect under expiring leases.

Operating revenues increased $9.7 million (21.7%) for the six months ended June 30, 2003 compared to the same period in 2002 for the same reasons described above.

Our lease rollover by square footage and rent at June 30, 2003 is as follows:

Year of Lease Expiration	Rented Sq. Footage [1]	Percent of Leased Square Footage Represented by Expiring Leases
2003	236,320	5.3%
2004	880,030	19.7%
2005	404,080	9.1%
2006	285,868	6.4%
2007	1,143,488	25.7%
2008	539,873	12.1%
2009	194,995	4.4%
2010	152,423	3.4%
2011	150,240	3.4%
2012	417,847	9.4%
2013 and thereafter	52,330	1.1%

	4,457,494	100.0%

[1]	Does not included vacant space of 0.5 million sq. ft.

Property operating expenses increased $1.9 million (24.3%) in the second quarter of 2003 from 2002 primarily as a result of higher insurance expense and real estate taxes. The increase in insurance expense was due primarily to general increases in insurance premiums from our June 2002 insurance renewal and the cost of terrorism coverage. In addition, operating expenses increased due to expenses of the buildings we acquired in May and August of 2002 ($0.9 million).

Management’s Discussion and Analysis

For the six months ended June 30, 2003, property operating expenses increased $3.4 million (21.4%) in 2003 from 2002 for the same reasons described above.

General and administrative expense increased $0.2 million (20.0%) in the second quarter of 2003 from 2002. This increase was due primarily increased allocations of expenses from CarrAmerica. For the six months ended June 30, 2003, general and administrative expense decreased $0.2 million (8.0%) from 2002 due primarily to cost containment efforts and lower consulting fees, partially offset by the higher allocation from CarrAmerica.

Depreciation and amortization increased $2.4 million (40.0%) in the three months ended June 30, 2003 compared to the same period in 2002. This increase was due primarily to the acquisitions of properties in 2002 and the depreciation of tenant improvement costs of terminating tenants partially offset by dispositions. For the six months ended June 30, 2003 compared to 2002, depreciation and amortization increased $3.5 million (28.0%) for the same reasons.

Interest expense decreased $0.7 million (18.4%) in the second quarter of 2003 compared to the same period in 2002. This decrease was primarily the result of the repayment of mortgage debt. Interest expense decreased $2.9 million (36.7%) for the six months ended June 30, 2003 compared to 2002 for the same reason. Mortgages and notes payable decreased by $20.3 million between June 30, 2002 and June 30, 2003.

For the three months ended June 30, 2003, other income remained relatively flat compared to 2002 due primarily to decreased equity in earnings of unconsolidated entities offset by an increase in interest income on a note receivable from an affiliated company. Equity in earnings decreased $0.2 million (22.3%) as a result of increased vacancies in properties owned by these entities. For the six months ended June 30, 2003, other income decreased $0.7 million from 2002 primarily as a result of decreased equity in earnings of unconsolidated entities. Equity in earnings decreased as a result of increased vacancies in properties owned by these entities.

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three and six months ended June 30, 2003, we did not dispose of any operating properties, although we adjusted a previously recognized gain $0.4 million for additional costs related to a sold property. During the three months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. We had no continuing involvement with the property after the sale and accordingly, this gain was classified in discontinued operations. We also recognized an impairment loss of $0.1 million on a parcel of land held for development. For the six months ended June 30, 2002, we recognized the gain on the disposed property and impairment losses of $1.0 million on land holdings.

In May 2002, we sold Wasatch 17, and in August 2002 we sold Commons at Las Colinas. We had no continuing involvement in either of these properties after their sale and accordingly, their results of operations are classified as discontinued operations in the statements of operations in 2002.

Operating results of the properties are summarized:

(In thousands)	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenue	$3,136	$6,655
Property operating expenses	60	213
Depreciation and amortization	1,445	2,989

Net operations of sold properties	$1,631	$3,453

Management’s Discussion and Analysis

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the six months ended June 30,		Variance
			2003 vs.
(in millions)	2003	2002	2002
Cash provided by operating activities	$9.3	$14.4	$(5.1)
Cash used by investing activities	(4.6)	(9.4)	4.8
Cash used by financing activities	(6.3)	(6.3)	—

Operations generated $9.3 million of net cash for the first six months of 2003 compared to $14.4 million in 2002. The change in cash flow from operating activities was primarily the result of a decrease in accounts payable, accrued expenses and amounts due to affiliates ($6.1 million), decrease in accounts receivable and notes receivable collections ($1.0 million) and lower net income ($0.3 million). These decreases were partially offset by an increase in rents received in advance and security deposits ($2.6 million). The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $4.6 million in 2003 compared to $9.4 million in 2002. The decrease in net cash used by investing activities in 2003 compared to 2002 was due primarily to a decrease in additions to rental property ($16.6 million) partially offset by a reduction in proceeds from the sales of properties ($10.7 million).

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

Debt Financing

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. CarrAmerica has a three-year, $500.0 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the facility an additional year at its option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.82% as of June 30, 2003. As of June 30, 2003, $188.0 million was drawn on the credit facility, $4.6 million in letters of credit were outstanding and $307.4 million was available for borrowing.

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

Management’s Discussion and Analysis

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of unmortgaged properties. CarrAmerica is currently in compliance with all the financial covenants of its credit facility. During the second quarter of 2003, CarrAmerica amended its credit agreement to change the maximum ratio of aggregate unsecured debt to unencumbered assets covenant to allow for continuing compliance. Failure to comply with any of the other covenants under the unsecured credit facility or other debt instruments could result in a default under one or more debt instruments. This could cause the lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant capital expenditures that need to be made periodically at our properties, development projects that we undertake and the costs associated with acquisitions of properties.

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

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates have increased in all of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002 and into 2003, our markets weakened significantly and our operations were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 90.4% at June 30, 2003 and at December 31, 2002 and 90.9% at June 30, 2002. Market rental rates have declined in most markets from peak levels and we expect there will be additional declines in some markets in 2003.

In the future, if, as a result of general economic downturns, our or CarrAmerica’s properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, such as CarrAmerica, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly distributions, our ability to perform development activity or to fund additional development in our joint ventures could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

Management’s Discussion and Analysis

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

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of June 30, 2003. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $100.0 million of 6.875% notes due in 2008, $400.0 million of 7.125% notes due in 2012, $50.0 million of 5.261% notes due in 2007 and $175.0 million of 5.250% notes due in 2007. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of its credit facility.

As of June 30, 2003. CarrAmerica was in compliance with its loan covenants.

Capital Commitments

We will require capital for development projects currently underway and in the future. As of June 30, 2003 we had no office space under construction. Generally, we fund our investments in projects under construction from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

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

In anticipation of the scheduled renewal on May 15, 2003, CarrAmerica provided updated data to its insurance broker to enable the broker to market our insurance with various insurers. We received insurance coverage and cost proposals in April 2003 and our final costs in May. Our premiums for the 2003-2004 renewal period were relatively unchanged from the 2002-2003 period.

Management’s Discussion and Analysis

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

Due to the rising cost of California earthquake insurance, CarrAmerica reviewed its probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, CarrAmerica determined that it was possible to lower its earthquake coverage from $200 million to $150 million. We believe this will be sufficient coverage.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003. The effect of the change on our financial statements was immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Based on our current analysis, we are not associated with any VIEs and we believe that we will not be required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 did not affect our financial statements.

Management’s Discussion and Analysis

Building and Lease Information

The following table sets forth information about each wholly-owned property as of June 30, 2003:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	161,787	98.6	2
2600 W. Olive	144,831	100.0	1
Bay Technology Center	107,481	100.0	2
Southern California, San Diego
Jaycor	105,358	100.0	1
11119 Torrey Pines Road	76,701	100.0	1
Northern California, San Francisco Bay Area
San Mateo I	72,137	28.6	1
San Mateo II and III	141,440	77.6	2
Mountain View Gateway Center	236,400	100.0	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0	1
Austin, Texas:
City View Centre	137,185	74.2	3
Tower of the Hills	166,149	100.0	2
City View Center	128,716	100.0	1
Chicago, Illinois:
Bannockburn I & II	209,450	83.3	2
Bannockburn IV	108,801	93.0	1
Dallas, Texas:
Quorum North	116,192	73.6	1
Quorum Place	178,684	86.5	1
Cedar Maple Plaza	113,117	83.5	3
Two Mission Park	77,593	73.8	1
5000 Quorum	162,155	88.1	1
Denver, Colorado:
Harlequin Plaza	324,601	97.7	2
Quebec Court I & II	287,294	100.0	2
Quebec Center	106,865	93.9	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0	4
Salt Lake City, Utah:
Sorenson Research Park	282,944	83.9	5
Wasatch Corporate Center 18	49,566	62.1	1
Wasatch Corporate Center	178,231	78.2	3
Sorensen X	41,288	100.0	1
Washington, DC:
TransPotomac V Plaza	97,006	98.1	1
Canal Center	492,001	84.0	4
TOTAL CONSOLIDATED PROPERTIES:	4,931,769		55
WEIGHTED AVERAGE		90.4%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of June 30, 2003.

Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office properties,

•	The ability of the general economy to recover timely from the current economic conditions,

•	The availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget);

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability to maintain our status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

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

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc., filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including CarrAmerica, its subsidiaries, including us, and Philip Hawkins, CarrAmerica’s President and Chief Operating Officer, relating to the formation, management and capitalization of Broadband Office. CarrAmerica was an equity investor and customer of Broadband Office, and Mr. Hawkins was a member of the board of directors of Broadband Office until his resignation from the board of Broadband Office on May 2, 2001. Broadband Office filed for bankruptcy protection on May 9, 2001. The complaint alleges, among other things, breaches of fiduciary duties by us and CarrAmerica and Mr. Hawkins as a member of the Broadband Office board, seeks to recharacterize CarrAmerica’s investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to CarrAmerica or its subsidiaries, including us. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. No answer has been filed as of June 30, 2003. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to predict the outcome of this matter. While we and CarrAmerica intend to vigorously defend this matter and believe we and CarrAmerica have meritorious defenses available to us, there can be no assurance that we or CarrAmerica would prevail in this matter. If this matter is not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations.

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Amendment No. 3 Revolving Credit Agreement and Ratification and Reaffirmation of Guaranty dated May 31, 2003 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003).

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated August 4, 2003

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated August 4, 2003

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated August 4, 2003

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY, L.P.

a Delaware Limited Partnership

By:  CarrAmerica Realty GP Holdings, Inc.,

its general partner

/s/ Kurt A. Heister
Kurt A. Heister, Controller and Treasurer (on behalf of registrant and as its principal accounting officer)

Date:  August 4, 2003