Form 10-Q
period 2003-09-30
CARRAMERICA REALTY L P
filed 2003-11-06
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2003

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of September 30, 2003:

(# of shares) 14,362,972

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
(In thousands)	(unaudited)
Assets
Rental property:
Land	$129,091	$129,091
Buildings	589,272	587,114
Tenant improvements	51,124	44,547
Furniture, fixtures, and equipment	775	782

	770,262	761,534
Less – accumulated depreciation	(125,897)	(105,370)

Total rental property	644,365	656,164

Land held for development	5,819	5,660
Cash and cash equivalents	—	1,654
Restricted deposits	344	—
Accounts and notes receivable, net	9,008	10,180
Investments in unconsolidated entities	41,398	45,924
Accrued straight-line rents	16,328	13,816
Tenant leasing costs, net	8,384	7,707
Prepaid expenses and other assets, net	9,025	9,516

	$734,671	$750,621

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages and notes payable	$74,385	$81,636
Notes payable to affiliates	38,479	38,944
Accounts payable and accrued expenses	11,213	12,095
Due to affiliates	31,849	56,423
Rents received in advance and security deposits	6,766	6,400

Total liabilities	162,692	195,498

Mandatorily redeemable partnership units (at redemption value)	37,585	32,776
Partners’ capital:
General partner	5,866	5,679
Limited partners	528,528	516,668

Total partners’ capital	534,394	522,347

Commitments and contingencies
	$734,671	$750,621

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and in thousands)	2003	2002	2003	2002
Operating revenues:
Rental revenues:
Minimum base rent	$22,058	$20,011	$66,785	$56,219
Recoveries from tenants	3,214	3,944	10,645	10,942
Other tenant charges	905	1,035	2,711	2,165

Total rental revenues	26,177	24,990	80,141	69,326
Other revenue	213	201	718	646

Total operating revenues	26,390	25,191	80,859	69,972

Operating expenses:
Property expenses:
Operating expenses	7,782	6,643	22,097	17,760
Real estate taxes	1,581	2,403	6,616	7,140
General and administrative	1,142	598	3,426	3,058
Depreciation and amortization	8,495	7,224	24,513	19,720

Total operating expenses	19,000	16,868	56,652	47,678

Real estate operating income	7,390	8,323	24,207	22,294

Other (expense) income:
Interest expense	(2,415)	(3,602)	(7,402)	(11,533)
Interest income	226	208	616	618
Equity in earnings of unconsolidated entities	468	635	1,725	2,654

Total other expense	(1,721)	(2,759)	(5,061)	(8,261)

Income from continuing operations before loss on sales of assets and other provisions, net	5,669	5,564	19,146	14,033
Loss on sales of assets and other provisions, net	(3)	—	(445)	(1,009)

Income from continuing operations	5,666	5,564	18,701	13,024
Discontinued operations - net operations of sold properties	—	1,017	—	4,376
Discontinued operations - gain on sale of property	—	19,085	—	22,425

Net income	$5,666	$25,666	$18,701	$39,825

Net income attributable to general partner	$57	$257	$187	$398

Net income attributable to limited partners	$5,609	$25,409	$18,514	$39,427

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$18,701	$39,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	24,513	23,358
Loss on sale of assets and other provisions, net	445	1,009
Gain on sale of discontinued operations	—	(22,425)
Equity in earnings of unconsolidated entities	(1,725)	(2,654)
Other	(132)	(143)
Change in assets and liabilities:
Decrease in accounts and notes receivable, net	1,172	2,462
Increase in accrued straight-line rents	(2,512)	(1,508)
Additions to tenant leasing costs	(3,175)	(2,659)
Increase in prepaid expenses and other assets	(903)	(1,123)
(Decrease) increase in accounts payable and accrued expenses	(882)	331
Increase (decrease) in rent received in advance and security deposits	366	(602)

Total adjustments	17,167	(3,954)

Net cash provided by operating activities	35,868	35,871

Cash flows from investing activities:
Acquisitions and additions to rental property	(8,716)	(104,743)
Additions to land held for development	(159)	(239)
Distributions from unconsolidated entities	5,832	2,957
Contributions to unconsolidated entities	—	(109)
Increase in restricted deposits	(344)	(538)
Proceeds from sale of property	—	129,418

Net cash (used) provided by investing activities	(3,387)	26,746

Cash flows from financing activities:
Decrease in due to affiliates	(24,574)	(54,058)
Distributions on mandatorily redeemable partnership units	(1,845)	(1,946)
Repayments on mortgages and notes payable	(7,716)	(7,454)

Net cash used by financing activities	(34,135)	(63,458)

Decrease in cash and cash equivalents	(1,654)	(841)
Cash and cash equivalents, beginning of the period	1,654	1,226

Cash and cash equivalents, end of the period	$—	$385

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $196 for the nine months ended September 30, 2002	$6,924	$11,714

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of September 30, 2003, we owned a controlling interest in a portfolio of 55 operating office buildings. As of September 30, 2003, we also owned a minority interest in 31 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica Realty Corporation (“CarrAmerica”), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1.0% interest in us at September 30, 2003. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 90.0% interest in us at September 30, 2003, and various other individuals and entities, which collectively owned an approximate 9.0% aggregate interest in us at September 30, 2003.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2002 annual report on Form 10-K except that, effective January 1, 2003, we began using the fair value method to account for employee stock compensation awards. The effect of the change on the financial statements was immaterial.

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We consolidate all entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we were the primary beneficiary. We use the equity method to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

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

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets and equity method investments and evaluation of the collectibility of accounts receivable. Actual results could differ from these estimates.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003. The effect of the change on our financial statements is immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation initially applied to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applied to VIEs in which we acquired an interest before February 1, 2003. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method.

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	September 30, 2003	December 31, 2002
Fixed rate mortgages	$74,385	$81,636
Fixed rate notes payable to affiliate	38,479	38,944

	$112,864	$120,580

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through May 2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.90% at September 30, 2003. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.60% as of September 30, 2003.

We have two loans with CarrAmerica. The first is a $30.0 million loan (balance at September 30, 2003 of $26.5 million) that bears interest at 8.5% and requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007.

Debt maturities at September 30, 2003 were as follows:

(In thousands)
2003	$2,698
2004	15,657
2005	12,367
2006	12,632
2007	13,888
2008 and thereafter	55,622

$112,864

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of September 30, 2003. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $50.0 million of 5.261% notes due in 2007, $175.0 million of 5.250% notes due in 2007, $100.0 million of 6.875% notes due in 2008, and $400.0 million of 7.125% notes due in 2012. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of its credit facility.

As of September 30, 2003, CarrAmerica was in compliance with its loan covenants.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three and nine months ended September 30, 2003, we did not dispose of any operating properties, although we reduced a previously recognized gain $0.4 million for additional costs related to a sold property. During the three months ended September 30, 2002, we disposed of one operating property (Commons at Las Colinas), recognizing a gain of $19.1 million. For the nine months ended September 30, 2002, we disposed of two operating properties (Wasatch 17 and Commons at Las Colinas), recognizing a gain of $22.4 million. These gains have been classified as discontinued operations as we have no continuing involvement with the properties. We also recognized impairment losses of $1.0 million on two parcels of land held for development. These losses have been classified as loss on sale of assets and other provisions, net.

Operating results of the properties are summarized as follows:

(In thousands)	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Revenues	$1,617	$8,269
Property operating expenses	(49)	255
Depreciation and amortization	649	3,638

Net operations of sold properties	$1,017	$4,376

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

During 2002, we acquired three operating properties totaling approximately 666,000 rentable square feet for approximately $160.5 million including assumed debt. Our building purchases in 2002 were acquired from unrelated third parties. Canal Center was purchased in August 2002 from Canal Center Properties LLC, TransPotomac V Plaza was purchased in August 2002 from TransPotomac V LLC and 11119 Torrey Pines Road was purchased in May 2002 from USAA Real Estate Company. The purchases were funded from the sale of other properties and through assumed debt. Canal Center and TransPotomac V Plaza were acquired subject to $63.5 million of 3.06% debt held by Morgan Stanley Dean Witter. We repaid this debt in full in December 2002.

During 2002, we sold two operating properties totaling approximately 676,000 rentable square feet for approximately $130.4 million to unrelated third parties. Of these, we sold our Commons at Las Colinas property in August 2002 for $119.6 million to Wells Operating Partnership, L.P.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets, allocating the purchase cost of acquired properties, and the collectibility of accounts receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements and lease commissions, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses that, under applicable accounting guidance, could be substantial.

We allocate the purchase cost of acquired properties to the related physical assets and in-place leases based on their fair values. The estimated fair values are based on a number of factors and judgments including estimates of future cash flows of properties, market analysis of in-place tenant leases and our assessment of the value of tenant relationships. The estimated lives of the purchased tangible and intangible assets vary. A change in the allocation of the purchase cost among the purchased assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $0.8 million for the nine months ended September 30, 2003.

Management’s Discussion and Analysis

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
Operating revenues	$26.4	$25.2	$1.2	$80.9	$70.0	$10.9
Property operating expense	9.4	9.0	0.4	28.7	24.9	3.8
General and administrative	1.1	0.6	0.5	3.4	3.1	0.3
Depreciation and amortization	8.5	7.2	1.3	24.5	19.7	4.8
Interest expense	2.4	3.6	(1.2)	7.4	11.5	(4.1)
Loss on sales of assets and other provisions, net	—	—	—	(0.4)	(1.0)	0.6
Other income	0.7	0.8	(0.1)	2.3	3.3	(1.0)
Discontinued operations	—	20.1	(20.1)	—	26.8	(26.8)

Operating revenues increased $1.2 million (4.8%) for the third quarter of 2003 and $10.9 million (15.6%) for the nine months ended September 30, 2003 compared to the same periods in 2002. This increase was primarily due to higher minimum base rents which was partially offset by a decrease in recoveries from tenants. The increase in minimum base rents was principally due to base rents from the buildings we acquired in May and August of 2002 (see summary below), partially offset by higher vacancies in our other properties. During 2002 and in some cases continuing into 2003, our markets weakened substantially and our operations were adversely impacted. Vacancy rates now appear to have peaked in many of our markets, and some positive net absorption of space is occurring. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until at least 2004

Operating results of the properties acquired in 2002 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Revenue	$4,983	$2,554	$15,306	$2,869
Property operating expenses	1,531	815	4,422	881
Depreciation and amortization	2,261	661	4,787	661

Net operations of acquired properties	$1,191	$1,078	$6,097	$1,327

Management’s Discussion and Analysis

Our lease rollover by square footage at September 30, 2003 is as follows:

Year of Lease Expiration	Rented Sq. Footage [1]	Percent of Leased Square Footage Represented by Expiring Leases
2003	130,564	3.0%
2004	893,694	20.3%
2005	411,170	9.3%
2006	293,590	6.7%
2007	1,077,436	24.4%
2008	543,056	12.3%
2009	204,554	4.6%
2010	152,423	3.5%
2011	213,815	4.8%
2012	417,847	9.5%
2013 and thereafter	70,421	1.6%

	4,408,570	100.0%

1	Does not include vacant space of 0.5 million sq. ft.

Property operating expenses increased $0.4 million (4.4%) in the third quarter of 2003 from 2002 primarily as a result of expenses incurred related to the buildings we acquired in August 2002 ($1.4) partially offset by decreased real estate taxes ($0.8 million). Property operating expenses increased $3.8 million (15.3%) for the nine months ended September 30, 2003 compared to the same period for 2002. The increase is primarily due to general increases in insurance premiums ($0.5 million) and increased expenses related to the buildings we acquired in May and August of 2002 ($3.9 million) partially offset by decreased real estate taxes ($0.6 million). Our insurance expense increased as a result of increased insurance premiums from our June 2002 insurance renewal and the cost of terrorism coverage.

General and administrative expense increased $0.5 million (83.3%) and $0.3 million (9.7%) in the three months and nine months ended September 30, 2003, respectively compared to the same periods in 2002. The increases were due primarily to increased allocations of expense from CarrAmerica.

Depreciation and amortization increased $1.3 million (18.1%) and $4.8 million (24.4%) in the three months and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increases were due primarily to the acquisitions of properties in 2002.

Interest expense decreased $1.2 million (33.3%) and $4.1 million (35.7%) in the three months and nine months ended September 30, 2003, respectively compared to the same periods in 2002. The decreases were primarily the result of the repayment of mortgage debt. Mortgages and notes payable decreased by $83.9 million between September 30, 2002 and September 30, 2003. In 2002, we repaid two mortgages including one for $63.5 million associated with TransPotomac V Plaza and Canal Center and another for $10.9 million. The remainder of the decrease was a result of recurring repayments on mortgages and notes payable.

For the three months ended September 30, 2003, other income decreased $0.1 million (12.5%) compared to 2002 due primarily to decreased equity in earnings of unconsolidated entities. Equity in earnings decreased $0.2 million (26.3%) as a result of increased vacancies in properties owned by these entities. For the nine months ended

Management’s Discussion and Analysis

September 30, 2003, other income decreased $1.0 million from 2002 primarily as a result of decreased equity in earnings of unconsolidated entities. Equity in earnings decreased as a result of increased vacancies in properties owned by these entities.

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three and nine months ended September 30, 2003, we did not dispose of any operating properties, although we reduced a previously recognized gain $0.4 million for additional costs related to a sold property. During the three months ended September 30, 2002, we disposed of one operating property (Commons at Las Colinas), recognizing a gain of $19.1 million. For the nine months ended September 30, 2002, we disposed of two operating properties (Wasatch 17 and Commons at Las Colinas), recognizing a gain of $22.4 million. These gains have been classified as discontinued operations as we have no continuing involvement with the properties. We also recognized impairment losses of $1.0 million on two parcels of land held for development. These losses have been classified as loss on sale of assets and other provisions, net.

Operating results of the properties are summarized as follows:

(In thousands)	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Revenues	$1,617	$8,269
Property operating expenses	(49)	255
Depreciation and amortization	649	3,638

Net operations of sold properties	$1,017	$4,376

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the nine months ended September 30,		Variance
(in millions)	2003	2002	2003 vs. 2002
Cash provided by operating activities	$35.9	$35.9	$—
Cash (used) provided by investing activities	(3.4)	26.7	(30.1)
Cash used by financing activities	(34.1)	(63.5)	29.4

Operations generated $35.9 million of net cash for the first nine months of 2003 and 2002 remaining flat. The level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of ($3.4) million in 2003 compared to generating $26.7 million in 2002. The net change in cash flows from investing activities in 2003 was primarily due to a decrease in proceeds from a sale of property ($129.4 million), partially offset by a decrease in acquisitions and additions to property ($96.0 million) and an increase in distributions from unconsolidated subsidiaries ($2.9 million).

Our financing activities used net cash of ($34.1) million for the first nine months of 2003 and ($63.5) million for the same period in 2002. The net change in cash flows is a result of the timing of receipt and payment of amounts due to affiliates, primarily related to the properties we sold in 2002.

LIQUIDITY AND CAPITAL RESOURCES

General

Our liquidity and capital resources are dependent upon CarrAmerica and its affiliates. CarrAmerica, as a REIT, is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. We and CarrAmerica require capital to invest in our existing portfolio of operating assets for capital projects. These capital

Management’s Discussion and Analysis

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

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates have increased in all of our markets. During 2002 and in some cases continuing into 2003, our markets weakened substantially and our operations were adversely impacted. Vacancy rates now appear to have peaked in many of our markets, and some positive net absorption of space is occurring. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until at least 2004. The occupancy in our portfolio of stabilized operating properties decreased to approximately 89.4% at September 30, 2003 compared to 90.4% at December 31, 2002 and 89.6% at September 30, 2002. Market rental rates have declined in most markets from peak levels and we expect there will be additional declines in some markets in the remainder of 2003.

Debt Financing

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its unsecured credit facility. CarrAmerica has a three-year, $500.0 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the facility an additional year at its option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.82% as of September 30, 2003. As of September 30, 2003, $43.0 million was drawn on the credit facility, $4.8 million in letters of credit were outstanding and $452.2 million was available for borrowing.

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

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of unmortgaged properties. During 2003, CarrAmerica amended its credit agreement to change the maximum ratio of aggregate unsecured debt to unencumbered assets covenant to allow for continuing compliance. Failure to comply with any of the other covenants under the unsecured credit facility or other debt instruments could result in a default under one or more debt instruments. This could cause the lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity. CarrAmerica is currently in compliance with all the financial covenants of its unsecured credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant capital expenditures that need to be made periodically at our properties, development projects that we undertake and the costs associated with acquisitions of properties.

Mortgages and notes payable decreased $7.7 million and $83.9 million as of September 30, 2003 as compared with December 31, 2002 and September 30, 2002, respectively. The decrease from December 31, 2002 was a result of recurring repayments on mortgages and notes payable. In 2002, we repaid two mortgages including one for $63.5 million associated with TransPotomac V Plaza and Canal Center and another for $10.9 million. The remainder of the decrease was a result of recurring repayments on mortgages and notes payable. We have debt maturities of $15.7 million in 2004. We expect that our operating cash flow in combination with borrowings from CarrAmerica will be adequate to meet this obligation.

Management’s Discussion and Analysis

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

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of September 30, 2003. These notes are in the form of $150.0 million of 7.20% notes due in 2004, $100.0 million of 6.625% notes due in 2005, $125.0 million of 7.375% notes due in 2007, $50.0 million of 5.261% notes due in 2007, $175.0 million of 5.250% notes due in 2007, $100.0 million of 6.875% notes due in 2008, and $400.0 million of 7.125% notes due in 2012. CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of its credit facility.

As of September 30, 2003, CarrAmerica was in compliance with its loan covenants.

Management’s Discussion and Analysis

CarrAmerica has $150.0 million in unsecured notes maturing July 1, 2004. CarrAmerica has notified us that they anticipate refinancing this debt with new unsecured debt rather than paying it down out of income from operations or from proceeds of an equity offering. If they are unable to issue unsecured notes, they expect to use their unsecured credit facility to repay the maturing notes. It is expected that we will guarantee any new debt.

Capital Commitments

As of September 30, 2003 we had no office space under construction. Generally, we fund our investments in projects under construction from the proceeds of asset dispositions and loans from CarrAmerica. We expect that these sources and project-specific financing of selected assets will provide additional funds required to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

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

Due to the rising cost of California earthquake insurance, CarrAmerica reviewed its probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, CarrAmerica determined that it was possible to lower its earthquake coverage from $200 million to $150 million. We believe this will be sufficient coverage but there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations.

Management’s Discussion and Analysis

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003. The effect of the change on our financial statements is immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation initially applied to VIEs created after January 31, 2003 and to VIEs in which we acquired an interest after that date. Effective July 1, 2003, it also applied to VIEs in which we acquired an interest before February 1, 2003. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method.

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

Building and Lease Information

The following table sets forth information about each wholly-owned property as of September 30, 2003:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	162,504	96.6	2
2600 W. Olive	144,831	100.0	1
Bay Technology Center	107,481	100.0	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0	1
11119 Torrey Pines Road	76,701	100.0	1
Northern California, San Francisco Bay Area
San Mateo I	73,240	28.2	1
San Mateo II and III	141,427	69.7	2
Mountain View Gateway Center	236,400	100.0	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0	1
Austin, Texas:
City View Centre	137,185	76.7	3
Tower of the Hills	166,149	100.0	2
City View Center	128,716	100.0	1
Chicago, Illinois:
Bannockburn I & II	209,450	83.3	2
Bannockburn IV	108,801	93.0	1
Dallas, Texas:
Quorum North	115,723	55.9	1
Quorum Place	178,684	74.6	1
Cedar Maple Plaza	113,117	85.7	3
Two Mission Park	77,593	73.8	1
5000 Quorum	161,338	72.8	1
Denver, Colorado:
Harlequin Plaza	324,601	97.7	2
Quebec Court I & II	287,294	100.0	2
Quebec Center	106,867	95.6	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0	4
Salt Lake City, Utah:
Sorenson Research Park	281,264	90.8	5
Wasatch Corporate Center 18	49,566	62.1	1
Wasatch Corporate Center	178,231	79.3	3
Sorensen X	41,288	100.0	1
Washington, DC:
TransPotomac V Plaza	97,006	98.1	1
Canal Center	492,001	84.9	4

TOTAL CONSOLIDATED PROPERTIES:	4,930,612		55
WEIGHTED AVERAGE AT SEPTEMBER 30, 2003		89.4%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of September 30, 2003.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office properties,

•	The ability of the general economy to recover timely from the current economic conditions,

•	The availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget);

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability to maintain CarrAmerica’s status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

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

Item 4. Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc., filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including CarrAmerica, its subsidiaries, including us, and Philip Hawkins, CarrAmerica’s President and Chief Operating Officer, relating to the formation, management and capitalization of Broadband Office. CarrAmerica was an equity investor and customer of Broadband Office, and Mr. Hawkins was a member of the board of directors of Broadband Office until his resignation from the board of Broadband Office on May 2, 2001. Broadband Office filed for bankruptcy protection on May 9, 2001. The complaint alleges, among other things, breaches of fiduciary duties by us and CarrAmerica and Mr. Hawkins as a member of the Broadband Office board, seeks to recharacterize CarrAmerica’s investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to CarrAmerica or its subsidiaries, including us. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. CarrAmerica’s board of directors has determined that, based on Maryland law and our charter, we or CarrAmerica are permitted to indemnify Mr. Hawkins in connection with these claims, and has authorized CarrAmerica or us to advance to or on behalf of Mr. Hawkins his costs and expenses incurred in defending this claim. Currently our legal counsel is also defending Mr. Hawkins in this matter and we are paying those legal fees directly. If it is later determined that Mr. Hawkins was not entitled to indemnification under Maryland law or CarrAmerica’s charter, Mr. Hawkins has agreed to reimburse CarrAmerica or us for any costs or expenses advanced to him or on his behalf. On October 29, 2003, we filed a motion to dismiss all claims asserted in the complaint. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of or estimate a range of potential loss associated with, this litigation including our agreement to indemnify Mr. Hawkins. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail in this matter. If this matter is not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated November 6, 2003

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated November 6, 2003

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated November 6, 2003

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY, L.P.
a Delaware Limited Partnership
By:	CarrAmerica Realty GP Holdings, Inc.,
its general partner

/s/ Kurt A. Heister
Kurt A. Heister, Treasurer
(on behalf of registrant and as its principal accounting officer)

Date: November 6, 2003