Form 10-K
period 2003-12-31
CARRAMERICA REALTY L P
filed 2004-03-05
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2003, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed under certain circumstances) the aggregate market value of the 1,259,140 units of partnership interest held by non-affiliates of the registrant was approximately $35,016,683 million, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $27.81 on the New York Stock Exchange composite tape on such date.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Annual Report on Form 10-K of CarrAmerica Realty Corporation for the year ended December 31, 2003 are incorporated by reference into Parts I, II and III.

(2) Portions of the CarrAmerica Proxy Statement with respect to the Annual Stockholders’ Meeting to be held April 29, 2004 are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

General

CarrAmerica Realty, L.P. is a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of December 31, 2003, we owned a controlling interest in a portfolio of 55 operating office buildings. The 55 operating office buildings contain a total of approximately 4.9 million square feet of net rentable area and as of December 31, 2003 were 87.8% leased. As of December 31, 2003, we also owned minority interests (ranging from 35% to 49%) in 30 operating office buildings. The 30 operating office buildings in which we owned a minority interest as of December 31, 2003 were 93.5% leased.

We are managed indirectly by CarrAmerica Realty Corporation (“CarrAmerica”). CarrAmerica indirectly serves as our sole general partner. CarrAmerica indirectly owned 91% of our partnership units (“Units”) as of December 31, 2003. CarrAmerica is a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). CarrAmerica is listed on the New York Stock Exchange under the symbol “CRE.”

CarrAmerica focuses on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2003, it owned a controlling interest in 259 operating office buildings and one residential property under construction. The 259 operating office buildings contain a total of approximately 20.4 million square feet of net rentable area. The stabilized operating buildings (those in operation greater than one year) in which it owned a controlling interest as of December 31, 2003 were 87.8% leased. These properties had approximately 1,040 tenants. As of December 31, 2003, CarrAmerica also owned minority interests (ranging from 15% to 50%) in 38 operating office buildings and one building under construction. The 38 operating office buildings contain a total of approximately 6.0 million square feet of net rentable area. The one office building under construction will contain approximately 476,000 square feet of net rentable area. The stabilized operating buildings in which CarrAmerica owned a minority interest as of December 31, 2003 were 88.1% leased. For more complete information regarding CarrAmerica, see CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 CarrAmerica 10-K”).

CarrAmerica or its predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years.

CarrAmerica organized and administers us as a means of acquiring, developing, owning and operating certain properties in its portfolio. All of our properties, along with our financial condition and results of operations, are reported as part of the consolidated financial statements of CarrAmerica. We are required to report separately in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because we are a guarantor of the CarrAmerica’s publicly held debt. As of December 31, 2003, approximately 26% of the total assets of CarrAmerica were owned by us or our subsidiaries.

We are capitalized by issuing units of partnership interest (“Units”). CarrAmerica, through its wholly owned subsidiary, CarrAmerica Realty GP Holdings, Inc. (“GP Holdings”), is our sole general partner and owned a 1.0% general partner interest (in the form of Units) as of December 31, 2003. Our limited partners are CarrAmerica Realty LP Holdings, Inc. (“LP Holdings”), a wholly owned subsidiary of CarrAmerica, which owned an approximate 90.3% interest in us at December 31, 2003 and various other individuals and entities, which collectively owned an approximate 8.7% interest in us at December 31, 2003. As of December 31, 2003, we had 68 employees, including 62 on-site employees.

Business Strategy

Our primary business is real estate property operations. We are an integral part of CarrAmerica, and our operations and strategic direction are defined by CarrAmerica. CarrAmerica’s primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics. CarrAmerica believes that it utilizes its knowledge of its markets to evaluate market conditions and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, CarrAmerica has actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects. In addition to seeking growth through acquisitions and development, CarrAmerica continues to strive to retain tenants and attract new tenants in its existing portfolio. CarrAmerica believes that its focus on local relationships in its core markets, on customer service, primarily through superior property management, and on fast and responsive leasing initiatives has enabled it to maintain strong portfolio performance in a challenging office market.

Each of CarrAmerica’s markets is managed by a Marketing Managing Director (“MMD”), who is responsible for maximizing returns on CarrAmerica’s portfolio and pursuing investment, development, and service opportunities. MMDs ensure that CarrAmerica consistently meets the needs of its customers, identifying new growth or capital deployment opportunities and sustaining active relationships with real estate brokers. Because of their ties and experience in the local markets, MMDs have extensive knowledge of local conditions in their respective markets and are invaluable in building CarrAmerica’s local operations and investment strategies.

Our property operating income by market for the year ended December 31, 2003 was as follows:

Market	Property Operating Income¹ for the Year Ended 12/31/03
Washington, D.C. Metro	17.3
Southern California	16.0
Phoenix	14.7
Denver	11.7
San Francisco Bay Area	10.3
Salt Lake City	8.1
Austin	6.7
Chicago	6.6
Dallas	6.4
Seattle	2.2

100.0

¹	Property operating income is property operations revenue less property operating expenses.

2003 Activity

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. With respect to our largest markets, Washington, D.C. and Southern California experienced positive net absorption and decreasing vacancy rates in 2003. Northern California has experienced some positive net absorption in small pockets, but overall the market has continued to show negative net absorption and increased vacancy rates. We expect Northern California’s office rental market recovery to lag behind our other markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004. The occupancy in our portfolio of stabilized operating properties decreased to 87.8% at December 31, 2003 compared to 90.4% at December 31, 2002 and 92.2% at December 31, 2001. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004.

Acquisition, Disposition and Financing Activity

During 2003, we did not acquire or dispose of any real estate properties and did not change our financing arrangements.

Joint Ventures and Development Activities

Joint venture arrangements provide us with opportunities to reduce investment risk by diversifying capital deployment and enhancing returns on invested capital from fee arrangements. We did not enter any new joint ventures or development activity during 2003.

Forward-Looking Statements

Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets in which we may seek to enter in the future,

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms,

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability of CarrAmerica to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

Risk Factors

For a discussion of risks associated with an investment in CarrAmerica and us, see “Item 1 – Business – The Company – Risk Factors” in the 2003 CarrAmerica 10-K, which information is hereby incorporated by reference.

Item 2. PROPERTIES

General

As of December 31, 2003, we owned interests (consisting of whole or partial ownership interests) in 85 operating office buildings located in 10 markets across the United States. As of December 31, 2003, we owned fee simple title or leasehold interests in 55 operating office buildings and non-controlling partial interests of 35% to 49% in 30 operating office buildings. The 55 operating office buildings contain a total of approximately 4.9 million square feet of net rentable area and as of December 31, 2003 were 87.8% leased. The 30 operating office buildings in which we owned a minority interest as of December 31, 2003 contain approximately 3.3 million square feet of net rentable area and were 93.5% leased as of December 31, 2003.

The following table sets forth information about each operating property in which we own an interest as of December 31, 2003:

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Consolidated Properties

EASTERN REGION
Suburban Washington, D.C.:
Trans Potomac V Plaza	1	97,006	98.1%	2,535	26.64	Effinity Financial Corp. (13%), Casals & Assoc., Inc. (11%), Larson & Taylor (11%), Grafik Communications, Ltd. (11%), The Onyx Group (11%)
Canal Center	4	495,119	84.7%	11,738	27.99	Close Up Foundation (12%)

Eastern Region Subtotal	5	592,125	86.9%

PACIFIC REGION
Southern California: Orange County/Los Angeles:
South Coast Executive Center	2	162,504	95.5%	3,985	25.68	University of Phoenix (39%)
2600 W. Olive	1	144,831	100.0%	3,744	25.85	Walt Disney Company (80%), Emmis Radio Corp. (16%)
Bay Technology Center	2	107,481	100.0%	1,715	15.96	Finance America (65%), Stratacare, Inc. (21%)

Southern California: San Diego:
Towne Center Technology Park 4	1	105,358	100.0%	2,012	19.10	Gateway, Inc. (100%)
11119 Torrey Pines Road	1	76,701	100.0%	1,531	19.97	Chase Manhattan Mortgage (100%)
Northern California: San Francisco Bay Area:
San Mateo Center I	1	73,240	28.2%	580	28.13	ePOCRATES, Inc. (28%)
San Mateo II & III	2	141,427	75.9%	2,538	23.62	Blazent, Inc. (11%)
Mountain View Gateway Center	2	236,400	100.0%	5,452	23.06	KPMG LLP (57%), Netscape Communications (43%)

Seattle, WA:
Canyon Park	1	95,290	100.0%	1,532	16.08	Safeco Insurance Co. (100%)

Pacific Region Subtotal	13	1,143,232	91.8%

CENTRAL REGION
Austin, TX:
City View Centre	3	137,185	48.0%	902	13.70	Oasis Design, Inc. (20%)
City View Center	1	128,716	100.0%	1,456	11.31	Broadwing Telecommunications (100%)
Tower of the Hills[8]	2	166,149	93.3%	2,697	17.40	Texas Guaranteed Student Loan (69%)
Chicago, IL:
Bannockburn I & II	2	209,447	83.3%	2,824	16.18	IMC Global, Inc. (34%), Shindengen America, Inc. (17%)
Bannockburn IV	1	108,801	95.5%	1,810	17.41	Abbott Laboratories (12%), Orren Pickell Builders, Inc. (11%)
Dallas, TX:
Cedar Maple Plaza	3	113,117	86.7%	2,247	22.92	A. G. Edwards & Sons, Inc. (11%)
Quorum North	1	115,846	60.3%	1,286	18.41	Digital Matrix Systems, Inc. (20%)
Quorum Place	1	178,504	76.3%	1,628	11.94	Lockwood Greene Engineers (11%)
Two Mission Park	1	77,363	74.6%	872	15.13	7-Eleven, Inc. (20%), Bland, Garvey, Eads, Medlock (18%)
5000 Quorum	1	161,534	68.3%	1,983	17.98	No tenant occupies 10%

Central Region Subtotal	16	1,396,662	78.8%

MOUNTAIN REGION
Denver, CO:
Harlequin Plaza	2	324,601	89.8%	5,084	17.43	Travelers Insurance Co. (24%), Bellco Credit Union (17%), Regis University (12%)

Quebec Court I	1	130,000	100.0%	2,469	19.00	Time Warner Communications (100%)
Quebec Court II	1	157,294	100.0%	2,694	17.13	Tele-Communications, Inc. (100%)
Quebec Centre	3	106,865	87.3%	1,692	18.15	Team Lending Concepts, LLC (14%), Eonbusiness Corp. (12%), Walberg, Dagner & Tucker, P.C. (11%)

Phoenix, AZ:
Qwest Communications	4	532,506	100.0%	10,254	19.26	Qwest Communications (100%)
Salt Lake City, UT:
Sorenson Research Park	5	281,246	96.6%	3,653	13.45	Convergys Customer Mgmt (47%), ITT Educational Services, Inc. (15%)
Wasatch Corporate Center	3	178,231	81.7%	2,228	15.30	Advanta Bank Corp. (28%), Achieveglobal, Inc. (16%), Fonix Corp. (14%), Musician’s Friend, Inc. (14%)
Wasatch Corporate Center 18	1	49,566	11.1%	2	0.37	No tenant occupies 10%
Sorenson X	1	41,288	100.0%	796	19.28	EDS Information Services LLC (63%), Volvo Commercial Credit (13%), WFS Financial, Inc. (11%), Best Buy Stores (10%)

Mountain Region Subtotal	21	1,801,597	92.6%

Total Consolidated Properties	55	4,933,616		83,939

Weighted Average			87.8%		19.37

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Unconsolidated Properties
Washington, D.C.:
1201 F Street[6]	1	226,922	99.6%	7,262	32.38	Cadwalader, Wickersham (21%), Charles River Assoc., Inc. (20%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)

Chicago, IL:
Parkway 3, 4, 5, 6, 9, 10[6]	6	774,900	82.6%	11,010	18.69	Fujisawa Healthcare, Inc. (22%), CITI Commerce Solutions, Inc. (17%), Shand Morahan & Co. (11%)

Dallas, TX:
Royal Ridge Phase II, A, B6	4	505,677	97.6%	8,062	16.10	Verizon (23%), Capital One Services (20%), American Honda Finance Corp. (10%)

Custer Court[7]	1	120,838	62.4%	1,167	15.48	DGI Technologies, Inc. (26%), Aurora Loan Services Inc. (18%), Advanced Fibre Communication (16%)

Austin, TX:
Riata Corporate[6]	8	673,622	98.8%	9,662	16.23	Janus Capital (47%), Pervasive Software, Inc. (14%)
Riata Crossing[6]	4	324,056	100.0%	6,453	20.49	EDS (84%)

Denver, CO:
Panorama I, II, III, V, VIII, X6	6	664,050	97.9%	11,938	18.37	Charles Schwab & Co., Inc. (41%), AT&T Corp. (13%)

Total Unconsolidated Properties	30	3,290,065		55,554

Weighted Average			93.5%		18.07
Total All Operating Properties:	85	8,223,681		$139,493

Weighted Average			90.1%		18.83

[1]	Includes office, retail, parking space and storage.
[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2003.
[3]	Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
[4]	Calculated as total annualized base rent divided by net rentable area leased.
[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
[6]	We own 35% through a joint venture.
[7]	We own 49% through a joint venture.
[8]	Property sold on March 1, 2004.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. Our insurance costs increased significantly in mid-2002. Due to various factors and coverage changes, as described below, our premiums for the 2003-2004 renewal period were relatively unchanged from the 2002-2003 period.

As a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”), CarrAmerica elected to purchase the TRIA coverage upon their 2003 insurance renewal rather than stand alone coverage. Our properties are included in this coverage. Our TRIA insurance coverage is up to $500 million for foreign certified terrorist acts and also includes $25 million of coverage for domestic terrorism. However, TRIA currently only mandates that carriers provide such coverage through 2004. In addition, coverage under TRIA includes only physical damage and does not include losses due to biological, chemical or radioactive contamination. The failure of the government to renew or extend TRIA or the lack of coverage for the types of contamination not covered by TRIA could cause terrorism insurance to be prohibitively expensive and could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of a biological, chemical, radioactive or other contamination.

In 2003, due to the rising cost of California earthquake insurance, CarrAmerica reviewed its probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, CarrAmerica determined that it was possible to lower its earthquake coverage from $200 million to $150 million. Our properties are included in this coverage. We believe this will be sufficient coverage but there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations.

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2003, 87.8% of our aggregate net rentable square footage in 55 consolidated operating office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past three years for the consolidated operating properties:

December 31,	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Consolidated Properties
2003	87.8%	$22.70	55
2002	90.4%	22.91	55
2001	92.2%	21.52	53

[1]	Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2003 for the 55 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000's)	Percent of Total Annual Base Rent Represented by Expiring Leases
2004	781,321	$15,012	17.9%
2005	388,402	8,038	9.6%
2006	296,379	5,390	6.4%
2007	1,040,230	20,499	24.4%
2008	560,381	10,080	12.0%
2009	244,203	3,797	4.5%
2010	190,749	4,343	5.2%
2011	213,815	4,889	5.8%
2012	417,847	9,328	11.1%
2013	176,116	1,880	2.2%
2014 and thereafter	23,165	695	0.8%

Mortgage Financing

As of December 31, 2003, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $71.8 million. Our fixed rate mortgage debt as of December 31, 2003, bore an effective weighted average interest rate of 7.58% and a weighted average maturity of 2.5 years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the existing mortgage indebtedness for the consolidated operating properties as of December 31, 2003.

Property	Interest Rate	Principal Balance (000's)	Maturity Date	Annual Debt Service (000's)	Estimated Balance Due at Maturity (000's)
Qwest Communications	7.92%	$9,018	12/1/05	$4,332	$—
Qwest Communications	7.92%	2,735	12/1/05	1,378	—
Qwest Communications	7.92%	4,103	12/1/05	2,067	—
Qwest Communications	7.92%	4,103	12/1/05	2,067	—
Wasatch Corporate Center	8.15%	11,496	1/2/07	1,220	10,569
Canyon Park Commons	9.13%	4,345	12/1/04	714	4,071
2600 West Olive	6.75%	18,385	1/1/09	1,524	16,739
South Coast	7.13%	14,384	6/10/09	1,287	12,660
Sorenson	7.75%	1,859	7/1/11	328	—
Sorenson ¹	8.88%	1,421	5/1/17	182	—

Total	7.58%	$71,849		$15,099

¹	Note paid in full February 9, 2004.

For additional information regarding our properties and our operations, see “Item 1. Business.”

Item 3.	LEGAL PROCEEDINGS

On May 8, 2003, Broadband Office, Inc. (“Broadband Office”) and the official committee of unsecured creditors of Broadband Office filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including CarrAmerica and its subsidiaries, including us, relating to the formation, management and capitalization of Broadband Office. CarrAmerica was an equity investor in and customer of Broadband Office, which filed for bankruptcy protection on May 9, 2001. The complaint, among other things, alleges breaches of fiduciary duties by us and CarrAmerica, seeks to recharacterize CarrAmerica’s investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to CarrAmerica and its subsidiaries, including us. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. On October 29, 2003, CarrAmerica and we filed a motion to dismiss all claims asserted in the complaint. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of or estimate a range of potential loss associated with, this litigation. We and CarrAmerica dispute the plaintiff’s claims and intend to vigorously defend this matter. While we believe that the outcome of this matter will not have a material effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If this matter is not resolved in our favor, there exists the possibility it could have a material adverse impact on our financial condition and results of operations when the matter is resolved.

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

There is no established public trading market for our Units. As of December 31, 2003, there were 27 holders of Units on record. As of December 31, 2003, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 2003, there were no Units that were being, or have been, proposed to be publicly offered by us.

Each Unit held by partners other than GP Holdings or LP Holdings is (subject to holding period limitations) redeemable for cash equal to the value of a share of CarrAmerica common stock or, at the option of GP Holdings, CarrAmerica common stock on a one-for-one basis. For the high and low trading prices of CarrAmerica’s common stock for the last two years, see “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” in the 2003 CarrAmerica 10-K, which information is hereby incorporated by reference.

We have made regular quarterly distributions of $0.50 per Class A, D and E Units throughout 2003 and 2002. The distributions are appropriately prorated to reflect ownership of Units for less than the full period to which the distribution relates. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of GP Holdings, our sole general partner, out of any funds legally available for that purpose.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for us and our consolidated subsidiaries as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

(amount in thousands, except Other Data)	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99
Operating Data:
Total operating revenues	$103,472	$93,770	$85,982	$111,517	$118,736
Income from continuing operations	19,099	18,474	3,901	41,033	28,496
Impairment loss of discontinued operations	(3,045)	—	—	—	—
Income from discontinued operations[1,2]	1,342	5,576	8,624	5,838	3,318
Gain on sale of discontinued operations	—	22,404	—	—	—
Net income	17,396	46,454	12,525	46,871	31,814
Cash distributions paid to Unitholders	2,483	2,324	2,589	2,158	2,277
Balance Sheet Data (at period end):
Real estate, before accumulated depreciation	$759,003	$762,849	$713,477	$665,335	$802,883
Total assets	730,798	750,621	714,903	764,546	829,199
Mortgages and notes payable	117,666	120,580	140,729	169,616	325,875
Total partners’ capital (including mandatorily redeemable partnership units)	570,019	555,123	510,993	501,057	456,344
Other Data (at period end):
Number of consolidated properties	55	55	53	51	66
Square footage	4,934,000	4,938,000	4,941,000	4,840,000	6,081,000

[1]	In 2002, we sold two operating properties whose operations and gains are classified as discontinued operations for all prior years presented.
²	In 2003, we included a property held for sale in discontinued operations and reclassified amounts for all years presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated in the financial statements was 55, 55 and 53 as of December 31, 2003, 2002 and 2001, respectively.

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004. The occupancy in our portfolio of stabilized operating properties decreased to 87.8% at December 31, 2003 compared to 90.4% at December 31, 2002 and 92.2% at December 31, 2001. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets, allocating the purchase cost of acquired properties, and evaluating the collectibility of accounts receivable.

We assess the useful lives of our assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets such as tenant improvements and lease commissions, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

We allocate the purchase cost of acquired properties to the related physical assets and in-place leases based on their fair values. The fair values of acquired office buildings are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired properties would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $0.7 million, $1.2 million and $1.8 million for 2003, 2002 and 2001 respectively. The decrease in the addition to our provision for uncollectible accounts in 2003 was due primarily to the reduction of delinquent tenants as marginal tenants’ leases were terminated or sublet.

Results of Operations

Operating results and assets are summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Operating revenues	$103.5	$93.8	$86.0	$9.7	$7.8
Property operating expenses	36.2	32.9	29.4	3.3	3.5
General and administrative	9.2	4.3	8.0	4.9	(3.7)
Depreciation and amortization	31.9	26.4	23.3	5.5	3.1
Interest expense	9.8	14.6	19.2	(4.8)	(4.6)
Impairment losses on real estate	—	(1.0)	(0.9)	1.0	(0.1)
Loss on sales of properties	(0.4)	—	(6.5)	(0.4)	6.5
Other income	3.1	3.9	5.2	(0.8)	(1.3)
Discontinued operations	1.3	5.6	8.6	(4.3)	(3.0)
Impairment loss on discontinued operations	(3.0)	—	—	(3.0)	—
Gain on sale of discontinued operations	—	22.4	—	(22.4)	22.4

Total assets (As of December 31)	$730.8	$750.6	$714.9	$(19.8)	$35.7

During 2002, we acquired three operating properties (11119 Torrey Pines, Canal Center and TransPotomac V Plaza). These acquisitions significantly affect the comparisons of our operating results for the periods presented above. Operating results of the properties acquired in 2002 are summarized as follows:

(In thousands)	2003	2002
Revenue	$19,970	$7,963
Property operating expenses	5,838	2,540
Depreciation and amortization	6,176	1,748

	$7,956	$3,675

Operating revenues increased $9.7 million (10.3%) in 2003 as compared to 2002 and $7.8 million (9.1%) in 2002 as compared to 2001. Minimum base rents increased $9.9 million in 2003 as compared to

2002 and $5.2 million in 2002 as compared to 2001. The increases in 2003 and 2002 relate primarily to three operating properties acquired during 2002, partially offset by declines in occupancy during each period. Additionally, operating revenues in 2002 increased from 2001 as a result of increased recoveries from tenants of $2.2 million (17.7%). This increase was due primarily to higher expense recoveries for real estate taxes and insurance which increased significantly in 2002 for the reasons discussed below. These increases were partially offset by higher vacancies.

Property operating expenses increased $3.3 million (10.0%) in 2003 as compared to 2002 and $3.5 million (11.9%) in 2002 as compared to 2001. The increase in 2003 relates primarily to the three properties acquired during 2002 ($3.3 million). The increase in 2002 was due primarily to higher real estate taxes ($1.9 million) and higher insurance expense ($1.1 million). The increase in real estate taxes was due primarily to higher taxes in the San Francisco Bay market. The increase in insurance expense was due primarily to increases in insurance premiums and the cost of terrorism coverage from the 2002 renewals. In addition, operating expenses for 2002 increased due to the property acquisitions.

General and administrative expenses increased $4.9 million (114.0%) during 2003 as compared with 2002 and decreased $3.7 million (46.3%) in 2002 from 2001. The increase in 2003 was primarily a result of increased allocations ($5.6 million) of expense from CarrAmerica partially offset by decreased legal expenses ($0.5 million). During 2003, CarrAmerica revised and refined its general and administrative cost accounting procedures to allocate certain costs on a specific identification basis and to allocate general costs to subsidiaries based on their respective assets. In prior periods, allocations of these expenses were based primarily on full time equivalent employees. The change in allocation methodology resulted in an increase in expenses allocated to us in 2003 as compared with 2002. The decrease in 2002 resulted primarily from a reduction in allocated costs from CarrAmerica due to the completion of portions of its internal process improvement efforts, lower incentive compensation and overall cost containment efforts.

Depreciation and amortization expense increased approximately $5.5 million (20.8%) in 2003 as compared to 2002 and $3.1 million (13.3%) in 2002 from 2001. The increase in 2003 was a result of the acquisition of three properties during 2002. The increase in 2002 was due primarily to the acquisition of three properties and the write-off of tenant improvement balances for defaulting tenants.

Interest expense decreased $4.8 million (32.9%) in 2003 and $4.6 million (24.0%) in 2002 as compared to 2001. The decrease from 2003 to 2002 is due primarily to lower interest on loans from affiliates ($2.7 million) due primarily to lower working capital borrowings. In addition, interest for 2002 included $0.7 million related to $63.5 million of mortgages assumed in connection with property acquisitions that were repaid in the fourth quarter of 2002. Additionally, in 2002 we repaid another mortgage for $10.9 million. The decrease in 2002 was primarily the result of the repayment of mortgage debt. Mortgages and notes payable decreased $20.1 million between 2002 and 2001.

Other income decreased $0.8 million (20.5%) in 2003 as compared to 2002 and $1.3 million (25.0%) in 2002 as compared to 2001. The decrease in 2003 was due primarily to a decrease in equity in earnings of unconsolidated entities ($0.9 million) primarily as a result of increased vacancies in properties owned by these entities. The decrease in 2002 was due primarily to lower interest income ($0.8 million) which was a result of lower cash balances. In addition, equity in earnings of unconsolidated entities decreased $0.5 million (14.1%). This decrease was due primarily to decreased earnings from Carr Office Park, L.L.C. In June 2001, Carr Office Park, L.L.C., a significant investee, obtained third party financing on its properties increasing its leverage and reducing our equity in earnings from the venture.

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or to support other needs. During 2003 we did not dispose of any operating properties, although we reduced a previously recognized gain $0.4 million for additional costs related to a sold property. We recognized an impairment loss of $3.0 million on our Tower of the Hills property, the sale of which closed on March 1, 2004. This loss is classified as discontinued operations as we will have no continuing involvement with the property after the sale. During 2002, we sold two properties (Wasatch 17 and Commons at Las Colinas) for approximately $129.4 million recognizing a gain of $22.4 million. We also recognized impairment losses of $1.0 million on two parcels of land. In 2001, we disposed of one property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.5 million on our property. We also recognized an impairment loss of $0.9 million on land holdings.

Discontinued operations - net operations of properties sold decreased $4.3 million for 2003 compared to 2002. The decreases in net operations of properties sold are due primarily to the Commons at Las Colinas which was sold in August 2002. The Commons at Las Colinas was a significantly larger property than the property held for sale in 2003 and included in discontinued operations. Discontinued operations - net operations of properties sold decreased $3.0 million for 2002 compared to 2001 for the same reason.

The decrease in total assets of $19.8 million (2.6%) in 2003 from 2002 is due primarily to a decrease in the net book value of assets ($17.2 million) as a result of depreciation, a decrease in investments in unconsolidated entities as distributions exceeded equity in earnings ($4.3 million) and a decrease in prepaid expenses ($1.5 million). These decreases were partially offset by an increase in accrued straight-line rents ($3.0 million) and net tenant leasing costs ($1.9 million). The increase in total assets of $35.7 million in 2002 from 2001 is due primarily to the acquisition of three properties partially offset by the disposition of two properties.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Cash provided by operating activities	$43.4	$49.2	$42.5	$(5.8)	$6.7
Cash (used by) provided by investing activities	(8.3)	25.5	13.5	(33.8)	12.0
Cash used in financing activities	(36.7)	(74.3)	(60.6)	37.6	(13.7)

Operations provided net cash of $43.4 million in 2003 as compared to $49.2 million in 2002 and $42.5 million in 2001. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results

Our investing activities used net cash of $8.3 million in 2003 and provided net cash of $25.5 million in 2002 and $13.5 million in 2001. The change in cash flows from investing activities during 2003 is due primarily to decreased cash from dispositions of properties ($129.4 million), partially offset by decreased acquisition and development of rental properties ($95.6 million). The change in cash flows from investing activities in 2002 is due primarily to increased proceeds from the disposition of rental properties ($116.2 million) partially offset by increased acquisition and development of rental properties ($41.9 million) and a decrease in distributions from unconsolidated entities ($45.9 million).

Financing activities used net cash of $36.7 million, $74.3 million, and $60.6 million in 2003, 2002, and 2001, respectively. The decrease in cash used in financing activities in 2003 was due primarily to lower repayments on mortgages and notes payable ($73.2 million), partially offset by increased net repayments of advances from affiliates ($35.4 million). The increase in cash used in financing activities in 2002 compared to 2001 was due primarily to the repayment of mortgages offset by increased net borrowing from affiliates. In 2002, we repaid two mortgages, including one for $63.5 million associated with TransPotomac V Plaza and Canal Center and another for $10.9 million. In 2001, we repaid three mortgages totaling $31.5 million.

Liquidity and Capital Resources

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its unsecured credit facility. As of December 31, 2003, CarrAmerica had $242.5 million available for borrowing under the unsecured credit facility. We and CarrAmerica derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to Unitholders, to fund capital investments in our existing portfolio of operating assets, and to fund new acquisitions and our development activities. We regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

During 2004, we expect that we will have significant capital requirements, including the following items. There can be no assurances that our capital requirements will not be materially higher or lower than these expectations.

•	Approximately $2.5 million in distributions to Unitholders;
•	Approximately $13 - $23 million to invest in our existing portfolio of operating assets, including approximately $10 - $20 million to fund tenant-related capital requirements;

We expect to meet our capital requirements using cash generated by our real estate operations and borrowings from CarrAmerica. Additionally, we completed the sale of our Tower of the Hills property in the first quarter resulting in proceeds of approximately $11.0 million.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay Unitholder distributions. However, as a result of general economic downturns, if CarrAmerica’s credit rating is downgraded, or if our properties do not perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. CarrAmerica has a three-year, $500.0 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the facility an additional year at its option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.85% as of December 31, 2003. As of December 31, 2003, $243.5 million was drawn on the credit facility, $14.0 million in letters of credit were outstanding and $242.5 million was available for borrowing.

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

•	A minimum ratio of annual EBITDA to fixed charges;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets;

•	A maximum ratio of total debt to tangible fair market value of assets; and

•	Restrictions on CarrAmerica’s ability to make dividend distributions in excess of 90% of funds from operations.

As of December 31, 2003, CarrAmerica was in compliance with its loan covenants however its ability to draw on the unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. During the second quarter of 2003, CarrAmerica amended the credit agreement to increase the maximum ratio of aggregate unsecured debt to tangible fair market value of unencumbered assets (unencumbered leverage ratio) from 50% to 55% to allow for continuing covenant compliance. As of December 31, 2003, CarrAmerica’s unencumbered leverage ratio was 52%. CarrAmerica’s unencumbered leverage ratio is most significantly impacted by two key factors: the purpose for which it incurs any additional unsecured debt and the performance of its operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact CarrAmerica’s unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of CarrAmerica’s unencumbered properties is calculated based on its operating income and the unencumbered leverage ratio could increase if the operating income of CarrAmerica’s unencumbered properties decreases. If CarrAmerica’s unencumbered leverage ratio increases further, it could impact CarrAmerica’s and our business and operations, including limiting CarrAmerica’s and our ability to incur additional unsecured debt, draw on CarrAmerica’s unsecured line of credit, which is CarrAmerica’s and our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures.

Our total debt at December 31, 2003 is summarized as follows:

(In thousands)
Fixed rate mortgages	$71,849
Fixed rate notes payable to affiliate	38,317
Variable rate note payable to affiliate	7,500

$117,666

Our fixed rate debt bore an effective weighted average interest rate of 7.90% at December 31, 2003 and had a weighted average maturity of 4.7 years. The effective weighted average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 7.58% at December 31, 2003 and had a weighted average maturity of 2.5 years. Our variable rate note payable to affiliate at December 31, 2003 bore an interest rate of 100 basis points over 30-day LIBOR or 2.1% as of December 31, 2003.

Capital Commitments

We regularly incur expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of cash from operations or, to the extent necessary, borrowings from CarrAmerica. We believe that these expenditures are generally recouped in the form of continuing lease payments.

Below is a summary of certain obligations that will require significant capital:

(In thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt¹	$117.7	$15.7	$38.9	$34.5	$28.6
Tenant-related capital²	2.7	2.0	0.7	—	—

¹	See note 3 of Notes to Consolidated Financial Statements.
²	Committed tenant-related capital based on executed leases as of December 31, 2003.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. Due to the competitive office leasing market and higher vacancy rates, we expect that tenant-related capital costs will continue to remain high into 2005.

Unconsolidated Investments and Joint Ventures

We have investments in real estate joint ventures in which we hold 35% to 49% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our financial statements. These joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay these non-recourse debt obligations and the lenders have no recourse to our other assets.

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

We do not have any off-balance sheet arrangements, other than those disclosed in our contractual obligations or as a guarantee, with any unconsolidated investments or joint ventures that have or are reasonably likely to have a future material effect on our financial condition, changes in our financial condition, our revenue or expenses, our results of operations, our liquidity, our capital expenditures or our capital resources.

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of December 31, 2003 and 2002. These notes are in the following form:

(In thousands)	Note Principal
7.20% notes due in 2004	$150,000
6.625% notes due in 2005	100,000
7.375% notes due in 2007	125,000
5.261% notes due in 2007	50,000
5.25% notes due in 2007	175,000
6.875% notes due in 2008	100,000
7.125% notes due in 2012	400,000

$1,100,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of December 31, 2003, CarrAmerica was in compliance with its unsecured note covenants.

$150.0 million of senior unsecured notes mature in July 2004. CarrAmerica expects to pay the unsecured notes at or before the scheduled maturity date from proceeds of a new financing or credit facility borrowings. We expect we will be a guarantor on any new financing CarrAmerica may undertake.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investor lacks one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we have no VIEs and are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 also had no effect on our financial statements.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements

Increases in interest rates would increase our interest expense and adversely affect our cash flow. As of December 31, 2003, we had $117.7 million in total debt outstanding including $71.9 million in mortgages, $38.3 million in fixed rate debt to CarrAmerica and $7.5 million of variable rate debt to CarrAmerica. The mortgage loans mature at various times through 2017 and have weighted average interest rate of 7.58%. There are three notes to CarrAmerica. The first note for $30.0 million (balance at December 31, 2003 of $26.3 million), bears interest at 8.5% and requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note requires interest only payments equal to 100 basis points over 30-day LIBOR or 2.1% as of December 31, 2003. The outstanding loan balance as of December 31, 2003 was $7.5 million. The note allows additional amounts to be drawn on the anniversary date of the note up to $27.0 million and matures on December 31, 2017. The outstanding balance of these notes payable was $45.8 million and $38.9 million at December 31, 2003 and 2002, respectively.

A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of debt maturities at December 31, 2003:

(In Thousands)
2004	$15,658
2005	12,366
2006	12,632
2007	13,888
2008	18,746
2009 and thereafter	44,376

$117,666

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $2.4 million. The estimated fair market value of the fixed rate debt instruments at December 31, 2003 and 2002 was $121.8 million and $127.2 million, respectively. A 10 percent change in the market interest rate on our variable debt would not result in a material change in our interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. The directors and executive officers of GP Holdings are listed in the following table:

Name	Age	Position and Offices Held
Thomas A. Carr	45	Chief Executive Officer and Director
Philip L. Hawkins	48	President and Director
Stephen E. Riffee	46	Chief Financial Officer and Director
Kurt A. Heister	34	Treasurer

CarrAmerica is the sole stockholder of GP Holdings. The additional information required by this item concerning directors and executive officers of CarrAmerica and GP Holdings is incorporated by reference to the information under the heading “Election of Directors (Proposal 1),” in CarrAmerica’s definitive proxy statement for the annual meeting of its stockholders to be held on April 29, 2004 (the “CarrAmerica Proxy Statement’) and under the headings “Item 1. Business-The Company-Our Directors” and “- Our Executive Officers and Certain Key Employees” in the 2003 CarrAmerica 10-K.

Item 11.	EXECUTIVE COMPENSATION

We have no directors or executive officers. We are managed by GP Holdings, as the sole general partner. GP Holdings has not paid any compensation to its directors and officers. CarrAmerica is the sole stockholder of GP Holdings. The information required by this item with respect to CarrAmerica’s executive officers is incorporated by reference to the information in the CarrAmerica Proxy Statement under the heading “Executive Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of February 20, 2004, regarding the beneficial ownership of Units by each person we know to be the beneficial owner of more than five percent of our outstanding Units. As of February 20, 2004, no director or executive officer of GP Holdings or CarrAmerica beneficially owned any Units. Each entity named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by that person, except as otherwise set forth in the notes to the table.

Name and Business Address of Beneficial Owner	Number of Units[1]	Percent of Unit[2]
CarrAmerica Realty Corporation	13,149,188	91.6%
CarrAmerica Realty LP Holdings, Inc. 1850 K Street, NW Washington, DC 20006	13,005,558	90.6%

[1]	Includes 13,005,558 Units held by LP Holdings and 143,630 Units held by GP Holdings, each of which is a wholly owned subsidiary of CarrAmerica.
[2]	Based on 14,362,972 Units outstanding as of February 20, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CarrAmerica Realty Services, Inc. (“CARSI”), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of our office properties. During 2003 we incurred management fees of $2.6 million for CARSI services.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to the information under the heading “Independent Auditors” in the CarrAmerica Proxy Statement.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1) Financial Statements

Reference is made to the Index to Financial Statements and Schedules on page 28.

15(a)(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedules on page 28.

15(a)(3) Exhibits

4.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 31, 2002 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.2	Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

4.3	Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.4	Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on October 2, 1998).

4.5	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on January 11, 2002)

10.1	Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and Administrative Agent for the Banks, J.P. Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.2	Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Amendment No. 3 Revolving Credit Agreement and Ratification and Reaffirmation of Guaranty dated May 31, 2003 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003).

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, dated March 5, 2004.

31.1	Section 302 Certification from Mr. Thomas A. Carr dated March 5, 2004

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated March 5, 2004

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee dated March 5, 2004

99.1	Certificate of Incorporation of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Partnership’s Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741)).

99.2	Bylaws of CarrAmerica GP Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the Partnership’s Registration Statement on Form 10/A, filed on October 1, 1997 (File No. 0-22741).

99.3	“Item 1–Business–The Company–Risk Factors,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2003).

99.4	“Item 5–Market for Registrant’s Common Equity & Related Stockholder Matters,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2003).

99.5	“Election of Directors (Proposal 1),” (incorporated by reference to CarrAmerica’s Proxy Statement on Schedule 14A related to CarrAmerica’s stockholders in connection with CarrAmerica’s 2004 Annual Meeting of Stockholders).

99.6	“Item 1–Business–The Company–Directors of the Company,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2003).

99.7	“Item 1–Business–The Company–Executive Officers and Certain Key Employees of the Company,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

99.8	“Executive Compensation,” (incorporated by reference to CarrAmerica’s Proxy Statement on Schedule 14A related to CarrAmerica’s 2004 Annual Meeting of Stockholders).

15(b) Reports on Form 8-K

Form 8-K filed June 20, 2003, regarding §1031 tax-free exchange including the purchase of five commercial office buildings (commonly referred to as “Canal Center”) from Beacon Capital Strategic Partners, L.P., an unrelated party, for $141.5 million, including $78.0 million cash and $63.5 million of assumed debt and the sale of three buildings in Dallas, Texas (commonly referred to as “Commons at Las Colinas”) for approximately $119.6 million in cash on August 15, 2002 to Wells Operating Partnership, L.P., an unrelated party.

15(c) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(d) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 5, 2004.

CARRAMERICA REALTY, L.P.
a Delaware limited partnership

By:	CarrAmerica Realty GP Holdings, Inc., its general partner

By:	/s/ THOMAS A. CARR
Thomas A. Carr
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 5, 2004.

Signature	Title
/s/ THOMAS A. CARR Thomas A. Carr	Chief Executive Officer and Director

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President and Director

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	Chief Financial Officer and Director

/s/ KURT A. HEISTER Kurt A. Heister	Treasurer

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

INDEPENDENT AUDITOR’S REPORT

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in note 1(c) to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002.

/s/ KPMG LLP

Washington, D.C.

January 27, 2004

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2003, and 2002

(In thousands)	2003	2002
Assets
Rental property:
Land	$127,458	$129,091
Buildings	575,985	587,114
Tenant improvements	53,463	44,547
Furniture, fixtures and equipment	2,097	2,097

	759,003	762,849
Less – accumulated depreciation	(130,471)	(106,257)

Total rental property	628,532	656,592

Land held for development	5,832	5,660
Assets related to properties held for sale	10,626	—
Cash and cash equivalents	—	1,654
Restricted deposits	115	—
Accounts receivable, net	9,724	10,180
Investments in unconsolidated entities	41,563	45,924
Accrued straight-line rents	16,806	13,816
Tenant leasing costs, net	9,564	7,707
Prepaid expenses and other assets, net	8,036	9,088

	$730,798	$750,621

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$71,849	$81,636
Notes payable to affiliates	45,817	38,944
Accounts payable and accrued expenses	10,945	12,095
Due to affiliates	25,118	56,423
Rent received in advance and security deposits	7,050	6,400

Total liabilities	160,779	195,498

Mandatorily redeemable partnership units (at redemption value)	37,211	32,776

Partners’ capital:
General partner	5,853	5,679
Limited partners	526,955	516,668

Total partners’ capital	532,808	522,347

Commitments and contingencies

	$730,798	$750,621

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

(In thousands)	2003	2002	2001
Operating revenues:
Rental revenue:
Minimum base rent	$84,566	$74,689	$69,511
Recoveries from tenants	14,145	14,918	12,678
Other tenant charges	3,793	3,325	2,821

Total rental revenue	102,504	92,932	85,010
Other revenue	968	838	972

Total operating revenues	103,472	93,770	85,982

Operating expenses:
Property expenses:
Operating expenses	27,520	23,955	22,345
Real estate taxes	8,648	8,976	7,036
General and administrative	9,161	4,305	7,978
Depreciation and amortization	31,868	26,372	23,335

Total operating expenses	77,197	63,608	60,694

Real estate operating income	26,275	30,162	25,288

Other (expense) income:
Interest expense	(9,825)	(14,628)	(19,185)
Interest income	812	811	1,580
Equity in earnings of unconsolidated entities	2,264	3,138	3,653

Net other expense	(6,749)	(10,679)	(13,952)

Income from continuing operations before impairment losses on real estate and loss on sales of properties	19,526	19,483	11,336

Impairment losses on real estate	—	(1,009)	(893)
Loss on sales of properties	(427)	—	(6,542)

Income from continuing operations	19,099	18,474	3,901

Discontinued operations-Net operations of properties sold or held for sale	1,342	5,576	8,624
Discontinued operations-Impairment losses on real estate	(3,045)	—	—
Discontinued operations-Gain on sale of properties	—	22,404	—

(Loss) income from discontinued operations	(1,703)	27,980	8,624

Net income	$17,396	$46,454	$12,525

Net income attributable to general partner	$174	$465	$125

Net income attributable to limited partners	$17,222	$45,989	$12,400

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2003, 2002 and 2001

(In thousands)	General Partner	Limited Partners	Total
Partners’ capital at December 31, 2000	$5,089	$452,550	$457,639

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	678	678
Net income	125	12,400	12,525

Partners’ capital at December 31, 2001	5,214	465,628	470,842

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	5,051	5,051
Net income	465	45,989	46,454

Partners’ capital at December 31, 2002	5,679	516,668	522,347

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	(6,935)	(6,935)
Net income	174	17,222	17,396

Partners’ capital at December 31, 2003	$5,853	$526,955	$532,808

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

(In thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$17,396	$46,454	$12,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	32,393	30,698	30,180
Loss on sales of properties	427	—	6,542
Impairment losses on real estate	3,045	1,009	893
Equity in earnings of unconsolidated entities	(2,264)	(3,138)	(3,653)
Gain on sale of discontinued operations	—	(22,404)	—
Other	(309)	—	109
Changes in assets and liabilities:
Decrease in accounts receivable	416	2,485	1,201
Increase in accrued straight-line rents	(3,070)	(1,476)	(1,530)
Additions to tenant leasing costs	(5,114)	(3,938)	(2,219)
Decrease (increase) in prepaid expenses and other assets, net	966	(572)	230
Decrease in accounts payable and accrued expenses	(1,150)	(24)	(3,514)
Increase in rent received in advance and security deposits	650	123	1,719

Total adjustments	25,990	2,763	29,958

Net cash provided by operating activities	43,386	49,217	42,483

Cash flows from investing activities:
Acquisition and development of rental property	(14,257)	(109,814)	(67,944)
Additions to land held for development	(172)	(257)	(598)
Distributions from unconsolidated entities	6,206	5,293	51,210
Contributions to unconsolidated entities	—	(109)	(5,680)
(Increase) decrease in restricted deposits	(115)	1,015	23,317
Proceeds from sales of properties	—	129,418	13,203

Net cash (used by) provided by investing activities	(8,338)	25,546	13,508

Cash flows from financing activities:
Increase (decrease) in due to affiliates	(31,305)	11,638	(17,108)
Distributions on mandatorily redeemable partnership units	(2,483)	(2,324)	(2,589)
Proceeds from notes payable to affiliates	7,500	—	—
Repayments on mortgages and notes payable	(10,414)	(83,649)	(40,887)

Net cash used by financing activities	(36,702)	(74,335)	(60,584)

(Decrease) increase in cash and cash equivalents	(1,654)	428	(4,593)
Cash and cash equivalents, beginning of the period	1,654	1,226	5,819

Cash and cash equivalents, end of the period	$—	$1,654	$1,226

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $196 in 2002, and $762 in 2001)	$9,178	$14,940	$19,253

Supplemental disclosure of noncash investing and financing activities:

(a)	In August 2002, we assumed $63.5 million of debt related to the purchase of two operating properties. The total purchase price of the properties was approximately $141.5 million.

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies

(a) Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring developing and operating office buildings across the United States. As of December 31, 2003, we owned a controlling interest in a portfolio of 55 operating office buildings. As of December 31, 2003, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica Realty Corporation (“CarrAmerica”), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1.0% interest in us at December 31, 2003. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 90.0% interest in us at December 31, 2003, and various other individuals and entities, which collectively owned an approximate 9.0% aggregate interest in us at December 31, 2003.

(b) Basis of Presentation

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We consolidate all entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we are the primary beneficiary. We use the equity method to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including evaluating the impairment of long-lived assets, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable. Actual results could differ from these estimates.

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us. During 2003, CarrAmerica revised and refined its general and administrative costs accounting procedures to allocate certain costs on a specific identification basis and to allocate general expenses to subsidiaries based on their respective assets. In prior years, allocations of these expenses were based primarily on full-time equivalent employees. Expenses allocated to us by CarrAmerica in 2003, 2002, and 2001 were $6.0 million, $0.4 million, $1.6, respectively.

(c) Rental Property

Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. In accordance with SFAS No. 144, revenues and expenses of properties that

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

are classified as held for sale or sold on or after January 1, 2002 are presented as discontinued operations for all periods presented in the Statement of Operations if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

Specifically identifiable costs associated with properties and land in development are capitalized. Capitalized costs may include salaries and related costs, real estate taxes, interest, pre-construction costs essential to the development of a property, development costs, and external acquisition costs. Costs of significant improvements, renovations and replacements to rental properties are capitalized. Expenditures for maintenance and repairs are charged to operations as they are incurred.

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

(d) Property Acquisitions

We allocate the purchase cost of acquired properties to the related physical assets and in-place leases based on their fair values.

The fair values of acquired office buildings are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider included the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in place tenants and lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense.

(e) Geographic Concentration

As of December 31, 2003, we owned greater than 50% interests in 55 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income¹ for the Year Ended 12/31/03
Washington, D.C. Metro	5	592,125	17.3
Southern California	7	596,875	16.0
Phoenix	4	532,506	14.7
Denver	7	718,760	11.7
San Francisco Bay Area	5	451,067	10.3
Salt Lake City	10	550,331	8.1
Austin	6	432,050	6.7
Chicago	3	318,248	6.6
Dallas	7	646,364	6.4
Seattle	1	95,290	2.2

	55	4,933,616	100.0

¹	Property operating income is property operations revenue less property operating expenses.

(f) Tenant Leasing Costs

We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(g) Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. Fair value information relating to mortgages and notes payable is provided in note 3.

(h) Revenue Recognition

We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred. We recognize revenues for rents that are based on a percentage of a tenant’s sales in excess of levels specified in the lease agreement when the tenant’s sales actually exceed the specified minimum level. We recognize lease termination fees on the termination date. These fees are included in other tenant charges in the Statements of Operations.

We provide for potentially uncollectible accounts and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2003, 2002 and 2001, we recognized bad debt expense of $0.7 million, $1.2 million and $1.8 million, respectively.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(i) Income and Other Taxes

We make no provision for federal and state income taxes because the partners report their share of our taxable income or loss and any available tax credits on their income tax returns. As of December 31, 2003 our net book basis in depreciable assets exceeded our net tax basis by $80.0 million.

(i) Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(j) Stock Option Plan

We are a participant in CarrAmerica’s 1997 Stock Option and Incentive Plan. Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock/unit compensation plans. Under this method, we recorded compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeded the amount the employee was required to pay to acquire the unit or stock. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003. The effect of the change on our financial statements was immaterial. The pro forma effects on net income if the fair value method had been used to account for all stock-based compensation awards made between 1995 and 2002 are also immaterial.

(j)	New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investor lacks one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we have no VIEs and are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 also had no effect on our financial statements.

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

(k) Reclassifications

Some prior years’ amounts have been reclassified to conform to the current year’s presentation.

(2) Mandatorily Redeemable Partnership Units

Our ownership is expressed in partnership units (“Units”). These Units are redeemable at the option of the holders for, as determined by CarrAmerica, a like number of shares of common stock of CarrAmerica or cash. Since these Units are redeemable at the option of the holders and can be redeemed for cash or shares, and this decision is outside our control, they are classified outside partners’ capital on the balance sheet as redeemable partnership units and measured at the redemption value as of the end of the periods presented. As of December 31, 2003 and December 31, 2002, there were 1,249,527 and 1,308,411 redeemable Units outstanding, respectively. The value of the redeemable Units is based on the closing market price of CarrAmerica common stock, which was $29.78 per share as of December 31, 2003 and $25.05 per share as of December 31, 2002.

(3) Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	December 31, 2003	December 31, 2002
Fixed rate mortgages	$71,849	$81,636
Fixed rate notes payable to affiliate	38,317	38,944
Variable rate note payable to affiliate	7,500	—

	$117,666	$120,580

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through May 2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.90% at December 31, 2003 and 7.91% at December 31, 2002. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.58% as of December 31, 2003 and 7.62% as of December 31, 2002.

We have three loans with CarrAmerica. The first is a $30.0 million loan (balance at December 31, 2003 of $26.3 million) that bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note requires interest only payments equal to 100 basis points over 30-day LIBOR (2.1% as of December 31, 2003). The outstanding loan balance as of December 31, 2003 was $7.5 million. The note allows additional amounts to be drawn on the anniversary date of the note up to a maximum of $27.0 million and matures on December 31, 2017.

In June 2001, CarrAmerica closed on a three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks which expires in June 2004. We are an unconditional guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. The interest rate on the unsecured credit facility is 70 basis points over 30-day LIBOR. As of December 31, 2003, $243.5 million was drawn on the credit facility, $14.0 million in letters of credit were outstanding and CarrAmerica had $242.5 million available for borrowing.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

•	A minimum ratio of annual EBITDA to fixed charges;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of CarrAmerica’s unencumbered assets;

•	A maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets; and

•	Restrictions on CarrAmerica’s ability to make dividend distributions in excess of 90% of funds from operations.

As of December 31, 2003, CarrAmerica was in compliance with its loan covenants; however its ability to draw on the unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. During the second quarter of 2003, CarrAmerica amended the credit agreement to increase the maximum ratio of aggregate unsecured debt to tangible fair market value of its unencumbered assets (unencumbered leverage ratio) from 50% to 55% to allow for continuing covenant compliance. As of December 31, 2003, CarrAmerica’s unencumbered leverage ratio was 52%. CarrAmerica’s unencumbered leverage ratio is most significantly impacted by two key factors: the purpose for which it incurs any additional unsecured debt and the performance of its operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact CarrAmerica’s unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of CarrAmerica’s unencumbered properties is calculated based on its operating income and the unencumbered leverage ratio could increase if the operating income of the unencumbered properties decreases. If CarrAmerica’s unencumbered leverage ratio increases further, it could impact CarrAmerica’s and our business and operations, including limiting CarrAmerica’s and our ability to incur additional unsecured debt, draw on CarrAmerica’s unsecured line of credit, which is CarrAmerica’s and our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures.

Debt maturities at December 31, 2003 are as follows:

(In thousands)
2004	$15,658
2005	12,366
2006	12,632
2007	13,888
2008	18,746
2009 and thereafter	44,376

$117,666

The estimated fair value of our mortgages payable and notes payable to affiliate at December 31, 2003 and 2002 was approximately $121.8 million and $127.2 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. $7.5 million (6.3%) of our total debt was subject to variable interest rates.

(4) Partners’ Capital Contributions, Distributions and Participation Percentages

Our Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) details the rights of our owners. Our ownership is expressed in Units. Units currently are designated as Class A, B, C, D or E Units. Class D Units have first preference. Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of available cash (defined in the Partnership Agreement). Class C Units do not share in the allocation of available cash. Class C Units were converted to Class A Units over time based on a conversion factor described in the Partnership Agreement. Class E Units have a special allocation of our losses.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

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

Units outstanding were as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Class A Units	986,053	955,574	891,726
Class B Units	13,113,445	13,054,561	13,029,052
Class C Units	—	89,363	178,720
Class D Units	246,954	246,954	246,954
Class E Units	16,520	16,520	16,520

	14,362,972	14,362,972	14,362,972

(5) Lease Agreements

Space in our rental properties is leased to approximately 340 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant operating leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2003 are summarized as follows:

(Dollars in thousands)	Future Minimum Rent	Percentage of Total Space Under Lease Expiring
2004	$77,115	17.8
2005	67,999	15.7
2006	63,213	14.6
2007	52,289	12.1
2008	34,771	8.0
2009 & thereafter	89,903	20.8

	$385,290

The leases also generally provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

(6) Investments in Unconsolidated Entities and Affiliate Transactions

CarrAmerica utilizes joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when it desires to limit capital deployment in certain of its markets. We own interests ranging from 35% to 49% in real estate properties through unconsolidated entities. We had three investments as of December 31, 2003, 2002 and 2001.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The combined condensed financial information for the unconsolidated entities accounted for under the equity method is as follows:

(In thousands)	December 31,
Balance Sheets	2003	2002
Assets
Rental property, net	$449,959	$447,435
Land and construction in progess	27,940	48,300
Cash and cash equivalents	11,869	12,515
Other assets	20,563	20,142

	$510,331	$528,392

Liabilities and Partners' Capital
Liabilities:
Notes payable	$265,595	$268,619
Other liabilities	18,530	17,806

Total liabilities	284,125	286,425
Partners' capital	226,206	241,967

	$510,331	$528,392

Statements of Operations	2003	2002	2001
Revenue	$84,305	$83,893	$75,260
Depreciation and amortization expense	22,819	23,069	20,748
Interest expense	18,913	17,750	10,606
Other expenses	31,720	30,480	27,160

Net income	$10,853	$12,594	$16,746

CarrAmerica Realty Services, Inc. (“CARSI”), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all our office properties. During 2003, 2002 and 2001, respectively, we incurred management fees of $2.6 million, $2.5 million and $2.5 million, respectively, for services performed by CARSI.

(7) Loss on Sale of Properties, Impairment Losses on Real Estate and Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable.

During 2003, we did not dispose of any real estate properties although we reduced a previously recognized gain by $0.4 million for additional costs related to a sold property. We classified one property (Tower of the Hills) as held for sale at December 31, 2003 and recognized a $3.0 million impairment loss. The sale of this property closed in the first quarter of 2004 resulting in proceeds of approximately $10.5 million. The loss is classified as discontinued operations as we will have no continuing involvement with the property after the sale. During 2002, we disposed of two operating buildings to unrelated parties recognizing a gain of $22.4 million. These gains have been classified as discontinued operations as we have no continuing involvement with the properties. We also recognized impairment losses of $1.0 million on two land holdings.

During 2001, we disposed of one property in connection with the sale of a group of properties by CarrAmerica. There was a net gain on this transaction; however, we incurred a loss of $6.5 million on our property. We also recognized an impairment loss of $0.9 million on land holdings.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net operations of properties classified as discontinued operations are summarized as follows:

(In thousands)	2003	2002	2001
Revenues	$3,639	$12,085	$18,095
Property expenses	1,772	2,183	2,626
Depreciation and amortization	525	4,326	6,845

Net operations of properties sold or held for sale	$1,342	$5,576	$8,624

(8) Acquisitions

During 2003, we did not acquire any real estate properties. During 2002, we acquired three operating properties totaling approximately 666,000 rentable square feet for approximately $160.5 million, including assumed debt. Our building purchases in 2002 were acquired from unrelated third parties. Canal Center was purchased from Canal Center Properties LLC, TransPotomac V Plaza was purchased from TransPotomac V LLC and 1119 Torrey Pines Road was purchased from USAA Real Estate Company. The purchases were funded from the sale of other properties and through assumed debt. Canal Center and TransPotomac V Plaza were acquired subject to $63.5 million of 3.06% debt held by Morgan Stanley Dean Witter. The table below details our 2002 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Acquisition Price (000)
11119 Torrey Pines Rd.	Southern California	May-02	1	76,701	$19,000
Canal Center	Washington, D.C. Metro	Aug-02	4	492,001	121,779
TransPotomac V Plaza	Washington, D.C. Metro	Aug-02	1	96,960	19,721

			6	665,662	$160,500

The aggregate purchase price of these properties was allocated as follows:

(In thousands)
Land	$27,162
In-place lease intangibles	9,483
Buildings and tenant improvements	124,312
Lease contracts	(457)

$160,500

(9) Commitments and Contingencies

We participate in CarrAmerica’s 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also can make a discretionary contribution of an additional 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to an initial four-year vesting, 25% per year. Our contributions to the plan were $312,000 in 2003, $256,000 in 2002, and $306,000 in 2001.

On May 8, 2003, Broadband Office, Inc. (“Broadband Office”) and the official committee of unsecured creditors of Broadband Office filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including CarrAmerica and its subsidiaries, including us, relating to the formation, management and capitalization of Broadband Office. CarrAmerica was an equity investor in and customer of Broadband Office, which filed for bankruptcy protection on May 9, 2001. The complaint, among other things, alleges breaches of fiduciary duties by us and CarrAmerica, seeks to recharacterize CarrAmerica’s investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to CarrAmerica and its subsidiaries, including us. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. On October 29, 2003, CarrAmerica and we filed a motion to dismiss all claims asserted in the complaint. Due to the inherent uncertainties of the judicial process and the early stage

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of this action, we are unable to either predict the outcome of or estimate a range of potential loss associated with, this litigation. We and CarrAmerica dispute the plaintiff’s claims and intend to vigorously defend this matter. While we believe that the outcome of this matter will not have a material effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If this matter is not resolved in our favor, there exists the possibility it could have a material adverse impact on our financial condition and results of operations when the matter is resolved.

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

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $1.1 billion as of December 31, 2003. These notes are in the following form:

(In thousands)	Note Principal
7.20% notes due in 2004	$150,000
6.625% notes due in 2005	100,000
7.375% notes due in 2007	125,000
5.261% notes due in 2007	50,000
5.25% notes due in 2007	175,000
6.875% notes due in 2008	100,000
7.125% notes due in 2012	400,000

$1,100,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of December 31, 2003 CarrAmerica was in compliance with its loan covenants.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Quarterly Financial Information (unaudited)

The following is a summary of quarterly results of operations for 2003 and 2002:

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003

Operating revenues	$26,291	$26,281	$25,489	$25,411
Real estate operating income	8,645	7,593	7,044	2,993
Income from continuing operations	6,784	5,672	5,320	1,323
Income (loss) from discontinued operations	284	295	346	(2,628)
Net income (loss)	7,068	5,967	5,666	(1,305)

2002

Operating revenues	$21,368	$21,524	$24,204	$26,674
Real estate operating income	5,966	7,498	7,975	8,723
Income from continuing operations	2,209	4,744	5,216	6,305
Income from discontinued operations	2,089	5,123	20,450	318
Net income	4,298	9,867	25,666	6,623

Note: Net income for the third quarter of 2002 includes a gain of $19.1 million on the sale of properties. Net income for the fourth quarter of 2003 includes an impairment loss on discontinued operations of $3.0 million related to our Tower of the Hills property.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Schedule II: Valuations and Qualifying Accounts

(In thousands)
Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve [1]	Balance End of Period
Allowance for Doubtful Accounts:

Year Ended:

December 31, 2003	$780	$748	$(975)	$553

December 31, 2002	2,106	1,158	(2,484)	780

December 31, 2001	530	1,766	(190)	2,106

[1]	Balance written off as uncollectible

CARRAMERICA REALTY, L.P AND SUBSIDIARIES

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition¹	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Properties		Land	Buildings and Improvements		Land	Building and Improvements
Suburban Washington, D.C.:
Trans Potomac V Plaza	—	2,604	16,904	(84)	2,604	16,820	19,424	780	1982	2002
Canal Center	—	17,848	98,580	(437)	17,848	98,143	115,991	4,489	1986,1988	2002

Orange County/Los Angeles:
South Coast Executive Center	14,384	3,324	17,212	6,241	3,388	23,389	26,777	6,641	1987	1996
2600 W. Olive	18,385	3,855	25,054	4,225	3,904	29,230	33,134	7,561	1986	1997
Bay Technology Center	—	2,442	11,164	2,010	2,462	13,154	15,616	2,921	1985	1997

San Diego:
Towne Center Technology Park	—	5,123	11,754	4,356	5,135	16,098	21,233	3,097	1989	1998
11119 Torrey Pines Rd.	—	6,711	12,343	974	6,711	13,317	20,028	721	1989	2002

San Francisco Bay Area:
San Mateo Center I, II and III	—	15,426	24,682	5,393	15,535	29,966	45,501	6,991	1986	1997
Mountain View Gateway Center	—	13,637	37,946	(15)	13,630	37,938	51,568	3,427	1998	2001

Denver, CO:
Harlequin Plaza	—	4,746	21,344	11,564	4,747	32,907	37,654	10,217	1981	1996
Quebec Court I & II	—	2,368	19,819	10,535	2,371	30,351	32,722	9,671	1979-1980	1996
Quebec Centre	—	1,423	5,659	1,931	1,423	7,590	9,013	2,662	1985	1996

Seattle, WA:
Canyon Park Commons	4,345	2,375	9,958	1,529	2,380	11,482	13,862	2,537	1988	1997

Salt Lake City, UT:
Sorenson Research Park, X	3,280[2]	5,879	25,304	9,604	7,322	33,465	40,787	8,574	1988-1997, 1999	1997
Wasatch Corporate Center	11,496	5,954	15,495	4,071	4,528	20,992	25,520	5,161	1996	1997
Wasatch Corporate Center 18	—	1,172	—	495	1,667	—	1,667	—	N/A	1999

Chicago, IL:
Bannockburn I, II, IV	—	5,362	35,657	7,077	5,396	42,700	48,096	11,810	1980,1988	1997

Austin, TX:
City View Centre	—	1,718	13,854	3,614	1,720	17,466	19,186	5,437	1985	1996
City View Center	—	1,890	—	13,749	2,107	13,532	15,639	4,399	1998	1996
Tower of the Hills[4]	—	1,633	13,625	(1,503)	1,634	12,121	13,755	3,306	1986	1997

Dallas, TX:
Cedar Maple Plaza	—	1,220	10,982	2,181	1,225	13,158	14,383	3,453	1985	1997
Quorum North	—	1,357	9,078	2,264	1,368	11,331	12,699	3,282	1983	1997
Quorum Place	—	1,941	14,234	4,345	1,954	18,566	20,520	4,769	1981	1997
Two Mission Park	—	823	4,326	1,729	831	6,047	6,878	1,749	1983	1997
Royal Ridge	—	1,960	—	650	2,610	—	2,610	—	N/A	2000
5000 Quorum	—	1,774	15,616	2,249	1,782	17,857	19,639	4,070	1984	1998

Phoenix, AZ:
Qwest Communications	19,959	18,517	74,069	786	18,641	74,731	93,372	15,050	1988	1997

PROPERTY TOTALS	71,849	133,082	544,659	99,533	134,923	642,351	777,274	132,775

Property held for sale³	—	(1,633)	(13,625)	1,503	(1,634)	(12,121)	(13,755)	(3,306)
Corporate fixed assets	—	—	—	—	—	1,316	1,316	1,002

TOTAL	$71,849	$131,449	$531,034	$101,036	$133,289	$631,546	$764,835	$130,471

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $564,964 at December 31, 2003.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2003, 2002 and 2001 are as follows:

	Real Estate Assets
(In thousands)	2003	2002	2001
Balance, beginning of period	$768,509	$719,889	$673,320
Acquisitions	—	161,983	51,619
Improvements	13,126	15,257	16,067
Sales, retirements and write-offs	(16,800)	(128,620)	(21,117)

Balance, end of period	$764,835	$768,509	$719,889

	Accumulated Depreciation
	2003	2002	2001
Balance, beginning of period	$106,257	$92,912	$66,987
Depreciation for the period	28,814	27,244	27,391
Sales, retirements and write-offs	(4,600)	(13,899)	(1,466)

Balance, end of period	$130,471	$106,257	$92,912

[1]	Costs capitalized are offset by retirements and writeoffs.
[2]	Paid $1.4 million of debt 2/9/04.
[3]	Property located in Austin, TX the sale of which is expected to close in the first quarter of 2004.
[4]	Property sold on March 1, 2004.