Form 10-Q
period 2004-03-31
CARRAMERICA REALTY L P
filed 2004-05-04
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2004

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of April 28, 2004:

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

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
(In thousands)	(unaudited)
Assets
Rental property:
Land	$127,458	$127,458
Buildings	576,321	575,985
Tenant improvements	55,983	53,463
Furniture, fixtures, and equipment	2,021	2,097

	761,783	759,003
Less – accumulated depreciation	(137,568)	(130,471)

Total rental property	624,215	628,532
Land held for development	5,821	5,832
Assets related to properties held for sale	—	10,626
Cash and cash equivalents	497	—
Restricted deposits	221	115
Accounts receivable, net	8,826	9,724
Investments in unconsolidated entities	41,553	41,563
Accrued straight-line rents	17,497	16,806
Tenant leasing costs, net	9,224	9,564
Prepaid expenses and other assets, net	7,353	8,036

	$715,207	$730,798

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$65,966	$71,849
Notes payable to affiliates	45,651	45,817
Accounts payable and accrued expenses	9,632	10,945
Due to affiliates	14,579	25,118
Rents received in advance and security deposits	5,487	7,050

Total liabilities	141,315	160,779

Mandatorily redeemable partnership units (at redemption value)	41,147	37,211
Partners’ capital:
General partner	5,898	5,853
Limited partners	526,847	526,955

Total partners’ capital	532,745	532,808
Commitments and contingencies

	$715,207	$730,798

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2003

(Unaudited and in thousands)	2004	2003
Operating revenues:
Rental revenues:
Minimum base rent	$20,578	$21,546
Recoveries from tenants	3,422	3,611
Other tenant charges	882	806

Total rental revenues	24,882	25,963
Other revenue	198	328

Total operating revenues	25,080	26,291

Operating expenses:
Property expenses:
Operating expenses	6,658	6,676
Real estate taxes	2,218	2,429
General and administrative	2,277	1,095
Depreciation and amortization	8,042	7,446

Total operating expenses	19,195	17,646

Real estate operating income	5,885	8,645

Other (expense) income:
Interest expense	(2,401)	(1,923)
Interest income	172	6
Equity in earnings of unconsolidated entities	424	495

Net other expense	(1,805)	(1,422)

Income from continuing operations before gain (loss) on sales of properties	4,080	7,223
Gain (loss) on sales of properties	7	(439)

Income from continuing operations	4,087	6,784
Discontinued operations - Net operations of property sold or held for sale	300	284
Discontinued operations - Gain on sale of property	66	—

Net income	$4,453	$7,068

Net income attributable to general partner	$45	$71

Net income attributable to limited partners	$4,408	$6,997

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(Unaudited and in thousands)	2004	2003
Cash flows from operating activities:
Net income	$4,453	$7,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	8,042	7,605
(Gain) loss on sale of properties	(7)	439
Gain on sale of discontinued operations	(66)	—
Equity in earnings of unconsolidated entities	(424)	(495)
Other	(232)	—
Change in assets and liabilities:
Decrease in accounts receivable, net	881	515
Increase in accrued straight-line rents	(544)	(865)
Additions to tenant leasing costs	(137)	(1,637)
Decrease in prepaid expenses and other assets, net	414	250
Decrease in accounts payable and accrued expenses	(1,355)	(2,490)
(Decrease) increase in rent received in advance and security deposits	(1,628)	1,508

Total adjustments	4,944	4,830

Net cash provided by operating activities	9,397	11,898

Cash flows from investing activities:
Acquisition and development of rental property	(2,581)	(2,694)
Distributions from unconsolidated entities	434	—
Proceeds from sale of property	10,512	—
Other	(95)	(189)

Net cash provided by (used in) investing activities	8,270	(2,883)

Cash flows from financing activities:
Decrease in due to affiliates	(10,539)	(7,536)
Distributions on mandatorily redeemable partnership units	(582)	(604)
Repayments on mortgages and notes payable	(6,049)	(2,529)

Net cash used by financing activities	(17,170)	(10,669)

Increase (decrease) in cash and cash equivalents	497	(1,654)
Cash and cash equivalents, beginning of the period	—	1,654

Cash and cash equivalents, end of the period	$497	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,227	$1,936

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of March 31, 2004, we owned a controlling interest in a portfolio of 53 operating office buildings. As of March 31, 2004, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica Realty Corporation (“CarrAmerica”), a self-administered and self-managed real estate investment trust. Our General Partner owned a 1.0% interest in us at March 31, 2004. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 90.6% interest in us at March 31, 2004, and various other individuals and entities, which collectively owned an approximate 8.4% interest in us at March 31, 2004.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2003 annual report on Form 10-K. Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We consolidate all entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we are the primary beneficiary. We use the equity method to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

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

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us. During the fourth quarter of 2003, CarrAmerica revised and refined its general and administrative costs accounting procedures to allocate certain costs on a specific identification basis and to allocate general expenses to subsidiaries based on their respective assets. In prior years, allocations of these expenses were based primarily on full-time equivalent employees. Expenses allocated to us by CarrAmerica for the three months ended March 31, 2004 and 2003 were $1.4 million and $52,000, respectively.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(c)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

(d)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	March 31, 2004	December 31, 2003
Fixed rate mortgages	$65,966	$71,849
Fixed rate notes payable to affiliate	38,151	38,317
Variable rate note payable to affiliate	7,500	7,500

	$111,617	$117,666

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through May 2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.89% at March 31, 2004. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.54% as of March 31, 2004. During the three months ended March 31, 2004 we repaid two mortgages related to one of our operating properties, Sorenson Research Park, X, in the amount of $3.3 million, and made scheduled repayments on the remaining mortgages.

We have three loans with CarrAmerica. The first note (balance at March 31, 2004 of $26.2 million) bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5%, requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note requires interest only payments equal to 100 basis points over 30-day LIBOR (2.09% as of March 31, 2004). The outstanding loan balance as of March 31, 2004 was $7.5 million. The note allows additional amounts to be drawn on the anniversary date of the note up to a maximum of $27.0 million and matures on December 31, 2017.

Debt maturities at March 31, 2004 were as follows:

(In thousands)
2004	$12,640
2005	12,098
2006	12,340
2007	13,572
2008	18,404
2009 and thereafter	42,563

$111,617

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In June 2001, CarrAmerica closed on a three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks which expires in June 2004. We are an unconditional guarantor of borrowings under this facility. CarrAmerica can extend the life of the facility for one year at its option. The interest rate on the unsecured credit facility is 70 basis points over 30-day LIBOR or 1.79% as of March 31, 2004. As of March 31, 2004, $15.5 million was drawn on the credit facility, $3.2 million in letters of credit were outstanding and CarrAmerica had $481.3 million available for borrowing. CarrAmerica is currently negotiating with its lenders regarding a new credit facility and expects to have the new credit facility in place in the latter half of the second quarter of 2004. We will guarantee the new credit facility.

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

As of March 31, 2004, CarrAmerica was in compliance with all of its loan covenants; however, CarrAmerica’s ability to draw on its unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. During the second quarter of 2003, CarrAmerica amended its credit agreement to increase its maximum ratio of aggregate unsecured debt to tangible fair market value of its unencumbered assets (unencumbered leverage ratio) from 50% to 55% to allow for continuing covenant compliance. As of March 31, 2004, CarrAmerica’s unencumbered leverage ratio was 49.3%. CarrAmerica’s unencumbered leverage ratio is most significantly impacted by two key factors: the purpose for which it incurs any additional unsecured debt and the performance of its operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact its unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of CarrAmerica’s unencumbered properties is calculated based on their operating income and its unencumbered leverage ratio could increase if the operating income of its unencumbered properties decreases. If CarrAmerica’s unencumbered leverage ratio increases further, it could impact its business and operations, including limiting its ability to incur additional unsecured debt, draw on its unsecured line of credit, which is CarrAmerica’s primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures.

Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.3 billion and $1.1 billion as of March 31, 2004 and 2003, respectively. These notes are in the following form:

	Note Principal
(In thousands)	March 31, 2004	March 31, 2003
7.20% notes due in 2004	$150,000	$150,000
6.625% notes due in 2005	100,000	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	—
7.125% notes due in 2012	400,000	400,000

	$1,325,000	$1,100,000

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

The table below summarizes property sale for the three months ended March 31, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the three months ended March 31, 2003, we did not dispose of any operating properties.

Operating results of the Tower of the Hills property are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2004	2003
Revenues	$561	$969
Property operating expenses	261	526
Depreciation and amortization	—	159

Net operations of property sold	$300	$284

Management’s Discussion and Analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. With respect to our four largest markets, Washington, D.C., and Southern California experienced positive net absorption and decreasing vacancy rates in 2003. Within the Washington, D.C. region, Northern Virginia’s vacancy rates declined in 2003 while downtown Washington, D.C.’s vacancy rate increased slightly due to construction deliveries. However, with a vacancy rate of 8.4% at the end of 2003, downtown Washington, D.C. remained one of the healthiest markets in the United States. Northern California has continued to show negative net absorption and increased vacancy rates. We expect Northern California’s office rental market recovery to lag behind our other markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004. The occupancy in our portfolio of stabilized operating properties was 88.2% at March 31, 2004 compared to 87.8% at December 31, 2003 and 89.2% at March 31, 2003. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets through the rest of 2004.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the

Management’s Discussion and Analysis

contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $55,000 and $394,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to the reduction of delinquent tenants as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended March 31,		Variance
(in millions)	2004	2003	2004 vs. 2003
Operating revenues	$25.1	$26.3	$(1.2)
Property operating expense	8.9	9.1	(0.2)
General and administrative	2.3	1.1	1.2
Depreciation and amortization	8.0	7.4	0.6
Interest expense	2.4	1.9	0.5
Gain (loss) on sales of properties	—	(0.4)	0.4
Other income	0.6	0.5	0.1
Discontinued operations	0.4	0.3	0.1

Operating revenues decreased $1.2 million (4.6%) for the first quarter of 2004 compared to 2003. This decrease was due primarily to lower minimum base rents and recoveries from tenants which were partially offset by an increase in lease termination fees. Vacancy rates now appear to have peaked in many of our markets, and some positive net absorption of space is occurring. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004.

Management’s Discussion and Analysis

Our lease rollover by square footage at March 31, 2004 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)[1]	Percent of Leased Square Footage Represented by Expiring Leases
2004	513,753	12.2%
2005	400,163	9.5%
2006	220,860	5.3%
2007	1,000,436	23.8%
2008	619,835	14.7%
2009	377,517	9.0%
2010	209,464	5.0%
2011	247,415	5.9%
2012	417,847	9.9%
2013	176,116	4.2%
2014 and thereafter	23,165	0.5%

	4,206,571	100.0%

[1]	Does not included vacant space of 560,484 sq. ft.

Property operating expenses decreased $0.2 million (2.2%) in the first quarter of 2004 from 2003 primarily as a result of a decrease in bad debt expense ($0.3 million). The decrease in our provision for uncollectible accounts as compared to 2003 was due primarily to the reduction of delinquent tenants as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

General and administrative expense increased $1.2 million (109.1%) in the three months ended March 31, 2004 compared to the same period in 2003. The increase was due primarily to increased allocations of expense from CarrAmerica, which increased approximately $1.3 million from 2003. During the fourth quarter of 2003, CarrAmerica revised and refined its general and administrative cost accounting procedures to allocate certain costs on a specific identification basis and to allocate general costs to subsidiaries based on their respective assets. In prior periods, allocations of these expenses were based primarily on full time equivalent employees. The change in allocation methodology resulted in an increase in expenses allocated to us in for the first quarter 2004 as compared with 2003.

Depreciation and amortization increased $0.6 million (8.1%) in the three months ended March 31, 2004, compared to the same period in 2003. The increase was due primarily to the increase in tenant improvements.

Interest expense increased $0.5 million (26.3%) in the three months ended March 31, 2004 compared to the same period in 2003. The increase was due primarily to increased interest on notes payable to affiliates ($0.6 million) relating to a loan made to us by CarrAmerica in 2003 which was partially offset by the reductions in mortgages and notes payable.

The table below summarizes our property sale for the three months ended March 31, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued

Management’s Discussion and Analysis

operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the three months ended March 31, 2003 we did not dispose of any operating properties.

Operating results of the Tower of the Hills property are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2004	2003
Revenues	$561	$969
Property operating expenses	261	526
Depreciation and amortization	—	159

Net operations of property sold	$300	$284

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,		Variance
(in millions)	2004	2003	2004 vs. 2003
Cash provided by operating activities	$9.4	$11.9	$(2.5)
Cash provided by (used in) investing activities	8.3	(2.9)	11.2
Cash used by financing activities	(17.2)	(10.7)	(6.5)

Operations generated $9.4 million of net cash for the first three months of 2004 compared to $11.9 in 2003. The decrease in cash provided by operating activities was due primarily to the decline in our real estate operating income from $8.6 million in 2003 to $5.9 million in 2004. The level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

Our investing activities provided net cash of $8.3 million in 2004 compared to using cash of $2.9 million in 2003. The net change in cash flows from investing activities in 2004 was due primarily to increases in proceeds from a sale of property ($10.5 million) and in distributions from unconsolidated entities ($0.4 million).

Our financing activities used net cash of $17.2 million for the first three months of 2004 and $10.7 million for the same period in 2003. The net change in cash flows from financing activities is primarily a result of the use of cash from the sale of our operating property in repayment of amounts due to affiliates. Also affecting the use of cash were recurring repayments of mortgages and notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its unsecured credit facility. As of March 31, 2004, CarrAmerica had $481.3 million available for borrowing under the unsecured credit facility. We and CarrAmerica derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

Management’s Discussion and Analysis

During the remainder of 2004, we expect that we will have significant capital requirements, including the following items. There can be no assurances that our capital requirements will not be materially higher or lower than these expectations.

•	Approximately $1.8 million in distributions to Unitholders;

•	Approximately $10 - $20 million to invest in our existing portfolio of operating assets, including approximately $7 - $17 million to fund tenant-related capital requirements;

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

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. CarrAmerica has a three-year, $500.0 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. CarrAmerica can extend the life of the facility an additional year at its option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.79% as of March 31, 2004. As of March 31, 2004, $15.5 million was drawn on the credit facility, $3.2 million in letters of credit were outstanding and $481.3 million was available for borrowing. CarrAmerica is currently negotiating with its lenders regarding a new credit facility and expect to have the new credit facility in place in the latter half of the second quarter of 2004. We will guarantee the new credit facility.

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

As of March 31, 2004, CarrAmerica was in compliance with all of its loan covenants; however, CarrAmerica’s ability to draw on its unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. During the second quarter of 2003, CarrAmerica amended its credit agreement to increase its maximum ratio of aggregate unsecured debt to tangible fair market value of its unencumbered assets (unencumbered leverage ratio) from 50% to 55% to allow for continuing covenant compliance. As of March 31, 2004, CarrAmerica’s unencumbered leverage ratio was 49.3%. CarrAmerica’s unencumbered leverage ratio is most significantly impacted by two key factors: the purpose for which it incurs any additional unsecured debt and the performance of its operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact its unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of CarrAmerica’s unencumbered properties is calculated based on

Management’s Discussion and Analysis

their operating income and its unencumbered leverage ratio could increase if the operating income of its unencumbered properties decreases. If CarrAmerica’s unencumbered leverage ratio increases further, it could impact its business and operations, including limiting its ability to incur additional unsecured debt, draw on its unsecured line of credit, which is CarrAmerica’s primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures.

Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

Our total debt March 31, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$65,966
Fixed rate notes payable to affiliate	38,151
Variable rate note payable to affiliate	7,500

$111,617

Our fixed rate debt bore an effective weighted average interest rate of 7.89% at March 31, 2004 and had a weighted average maturity of 4.6 years. The effective weighted average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 7.54% at March 31, 2004 and had a weighted average maturity of 2.3 years. Our variable rate note payable to affiliate at March 31, 2004 bore an interest rate of 100 basis points over 30-day LIBOR or 2.09%.

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

Unconsolidated Investments and Joint Ventures

We have investments in real estate joint ventures in which we hold 21.2% to 49% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our financial statements. These joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay these non-recourse debt obligations and the lenders have no recourse to our other assets.

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

Management’s Discussion and Analysis

future material effect on our financial condition, changes in our financial condition, our revenue or expenses, our results of operations, our liquidity, our capital expenditures or our capital resources.

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.3 billion and $1.1 billion as of March 31, 2004 and 2003, respectively. These notes are in the following form:

(In thousands)	Note Principal as of March 31, 2004
7.20% notes due in 2004	$150,000
6.625% notes due in 2005	100,000
7.375% notes due in 2007	125,000
5.261% notes due in 2007	50,000
5.25% notes due in 2007	175,000
6.875% notes due in 2008	100,000
3.625% notes due in 2009	225,000
7.125% notes due in 2012	400,000

$1,325,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of March 31, 2004, CarrAmerica was in compliance with its unsecured note covenants.

CarrAmerica issued $225.0 million of senior unsecured notes in March 2004. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. CarrAmerica used the proceeds from the notes to pay down its unsecured credit facility.

$150.0 million of senior unsecured notes mature in July 2004. CarrAmerica expects to pay the unsecured notes at the scheduled maturity date from its credit facility or other borrowings. We repaid $6.0 million of fixed rate mortgage debt and notes payable in the first quarter of 2004.

Building and Lease Information

The following table sets forth information about each wholly-owned property as of March 31, 2004:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	162,504	98.1%	2
2600 W. Olive	144,831	100.0%	1
Bay Technology Center	107,481	100.0%	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0%	1
Torrey Pines Research Center	76,701	100.0%	1
Northern California, San Francisco Bay Area
San Mateo Center	214,667	61.6%	3
Mountain View Gateway Center	236,400	100.0%	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0%	1
Austin, Texas:
City View Centre	137,185	48.1%	3
City View Center	128,716	100.0%	1
Chicago, Illinois:
Bannockburn I & II, IV	318,248	87.0%	3
Dallas, Texas:
Quorum North	115,846	61.4%	1
Quorum Place	177,892	84.3%	1
Cedar Maple Plaza	113,117	86.1%	3
Two Mission Park	77,363	80.6%	1
5000 Quorum	161,534	76.8%	1
Denver, Colorado:
Harlequin Plaza	324,601	87.3%	2
Quebec Court I & II	287,294	100.0%	2
Quebec Center	106,865	79.3%	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0%	4
Salt Lake City, Utah:
Sorenson Research Park X	322,534	98.1%	6
Wasatch Corporate Center	227,797	68.8%	4
Washington, DC:
TransPotomac V Plaza	97,006	94.7%	1
Canal Center	495,319	84.6%	4
TOTAL CONSOLIDATED PROPERTIES:	4,767,055		53
WEIGHTED AVERAGE AT MARCH 31, 2004		88.2%

(1)	Includes office and retail space but excludes storage space.

(2)	Includes space for leases that have been executed and have commenced as of March 31, 2004.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the year ended December 31, 2003. Such factors include, among others:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability of CarrAmerica to maintain its status as a REIT for federal and state income tax purposes;

•	CarrAmerica’s ability to complete its UPREIT restructuring;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

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

Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated May 4, 2004

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated May 4, 2004

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated May 4, 2004

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on March 22, 2004 regarding the Terms Agreement between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, Legg Mason Wood Walker, Incorporated, Piper Jaffray & Co., PNC Capital Markets, Inc., SunTrust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC, which amends and incorporates by reference that certain Underwriting Agreement, dated January 8, 2002, by and between the Company and J.P. Morgan Securities Inc., in connection with a proposed public offering of $225,000,000 of 3.625% Senior Notes due 2009.

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

Date: May 4, 2004