Form 10-Q
period 2004-06-30
CARRAMERICA REALTY L P
filed 2004-08-03
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2004

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of July 28, 2004:

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

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
(In thousands)	(unaudited)
Assets
Rental property:
Land	$127,458	$127,458
Buildings	576,830	575,985
Tenant improvements	57,707	53,463
Furniture, fixtures, and equipment	2,044	2,097

	764,039	759,003
Less – accumulated depreciation	(144,247)	(130,471)

Total rental property	619,792	628,532

Land held for development	5,828	5,832
Assets related to properties held for sale	—	10,626
Restricted deposits	240	115
Accounts receivable, net	7,930	9,724
Investments in unconsolidated entities	41,449	41,563
Accrued straight-line rents	17,855	16,806
Tenant leasing costs, net	9,469	9,564
Prepaid expenses and other assets, net	7,898	8,036

	$710,461	$730,798

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$63,313	$71,849
Notes payable to affiliates	45,482	45,817
Accounts payable and accrued expenses	8,188	10,945
Due to affiliates	11,989	25,118
Rents received in advance and security deposits	4,959	7,050

Total liabilities	133,931	160,779

Mandatorily redeemable partnership units (at redemption value)	34,067	37,211

Partners’ capital:
General partner	5,930	5,853
Limited partners	536,533	526,955

Total partners’ capital	542,463	532,808

Commitments and contingencies

	$710,461	$730,798

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and in thousands)	2004	2003	2004	2003
Operating revenues:
Rental revenue:
Base rent	$20,312	$21,284	$40,890	$42,830
Recoveries from tenants	2,847	3,820	6,269	7,431
Parking and other tenant charges	774	1,000	1,656	1,806

Total rental revenues	23,933	26,104	48,815	52,067
Other revenue	180	177	378	505

Total operating revenues	24,113	26,281	49,193	52,572

Operating expenses:
Property expenses:
Operating expenses	6,996	6,885	13,654	13,561
Real estate taxes	2,211	2,356	4,501	4,785
General and administrative	2,216	1,189	4,493	2,284
Depreciation and amortization	7,780	8,258	15,750	15,704

Total operating expenses	19,203	18,688	38,398	36,334

Real estate operating income	4,910	7,593	10,795	16,238

Other (expense) income:
Interest expense	(2,204)	(3,064)	(4,605)	(4,987)
Interest income	168	384	340	390
Equity in earnings of unconsolidated entities	307	762	731	1,257

Net other expense	(1,729)	(1,918)	(3,534)	(3,340)

Income from continuing operations before (loss) gain on sales of properties	3,181	5,675	7,261	12,898
(Loss) gain on sales of properties	—	(3)	7	(442)

Income from continuing operations	3,181	5,672	7,268	12,456

Discontinued operations - Net operations of property sold or held for sale	—	295	300	579
Discontinued operations - Gain on sale of property	—	—	66	—

Net income	$3,181	$5,967	$7,634	$13,035

Net income attributable to general partner	$32	$60	$76	$130

Net income attributable to limited partners	$3,149	$5,907	$7,558	$12,905

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited and in thousands)	2004	2003
Cash flows from operating activities:
Net income	$7,634	$13,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	15,822	16,018
(Gain) loss on sale of properties	(7)	442
Gain on sale of discontinued operations	(66)	—
Equity in earnings of unconsolidated entities	(731)	(1,257)
Other	(173)	—
Change in assets and liabilities:
Decrease in accounts receivable, net	1,777	1,262
Increase in accrued straight-line rents	(902)	(1,822)
Additions to tenant leasing costs	(1,099)	(2,420)
Decrease in prepaid expenses and other assets, net	(545)	(1,194)
Decrease in accounts payable and accrued expenses	(2,799)	(2,471)
(Decrease) increase in rent received in advance and security deposits	(2,156)	576

Total adjustments	9,121	9,134

Net cash provided by operating activities	16,755	22,169

Cash flows from investing activities:
Acquisition and development of rental property	(4,837)	(6,141)
Additions to land held for development	—	(110)
Distributions from unconsolidated entities	820	1,886
Proceeds from sale of property	10,512	—
Increase in restricted deposits	(125)	(239)

Net cash provided by (used in) investing activities	6,370	(4,604)

Cash flows from financing activities:
Decrease in due to affiliates	(13,129)	(12,909)
Distributions on mandatorily redeemable partnership units	(1,125)	(1,202)
Repayments on mortgages and notes payable	(8,871)	(5,108)

Net cash used in financing activities	(23,125)	(19,219)

Decrease in cash and cash equivalents	—	(1,654)
Cash and cash equivalents, beginning of the period	—	1,654

Cash and cash equivalents, end of the period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,252	$5,013

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of June 30, 2004, we owned a controlling interest in a portfolio of 53 operating office buildings. As of June 30, 2004, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

On June 30, 2004, CarrAmerica Realty Corporation, a self-administered and self-managed real estate investment trust, contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. in exchange for units of common and preferred partnership interest in CarrAmerica Realty Operating Partnership, L.P. CarrAmerica Realty Operating Partnership, L.P. assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, LLC. (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at June 30, 2004. Our limited partners are CarrAmerica Realty LP Holdings, LLC a wholly owned subsidiary of CarrAmerica, which owned an approximate 91.15% interest in us at June 30, 2004, and various other individuals and entities, which collectively owned an approximate 7.85% interest in us at June 30, 2004.

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

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us. During the fourth quarter of 2003, CarrAmerica revised and refined its general and administrative costs accounting procedures to allocate certain costs on a specific identification basis and to allocate general expenses to subsidiaries based on their respective assets. Costs allocated on a specific identification

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

basis include labor and related costs, information technology expenses, and professional fees. In prior years, allocations of these expenses were based primarily on full-time equivalent employees. Expenses allocated to us by CarrAmerica for the three months ended June 30, 2004 and 2003 were $1.4 million and $52,000, respectively, and $2.8 million and $110,000 for the six months ended June 30, 2004 and 2003, respectively.

(c)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

(d)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	June 30, 2004	December 31, 2003
Fixed rate mortgages	$63,313	$71,849
Fixed rate notes payable to affiliate	37,982	38,317
Variable rate note payable to affiliate	7,500	7,500

	$108,795	$117,666

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through May 2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.89% at June 30, 2004. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.52% as of June 30, 2004. During the six months ended June 30, 2004 we repaid two mortgages related to one of our operating properties, Sorenson Research Park, X, in the amount of $3.3 million, and made scheduled repayments on the remaining mortgages.

We have three loans with CarrAmerica. The first note (balance at June 30, 2004 of $26.0 million) bears interest at 8.5%, requires monthly principal and interest payments of $242,000, is secured by a deed of trust to real property, and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5%, requires monthly interest only payments of $85,000, is secured by deeds of trust to five parcels of real property and assignment of leases and rents, and matures on March 27, 2007. The third note requires interest only payments equal to 100 basis points over 30-day LIBOR (2.33% as of June 30, 2004). The outstanding loan balance as of June 30, 2004 was $7.5 million. The note allows additional amounts to be drawn on the anniversary date of the note up to a maximum of $27.0 million and matures on December 31, 2017.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Debt maturities at June 30, 2004 were as follows:

(In thousands)
2004	$9,817
2005	12,098
2006	12,340
2007	13,572
2008	18,404
2009 and thereafter	42,564

$108,795

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous unsecured senior credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carried an interest rate of 65 basis points over 30-day LIBOR, or 1.98% as of June 30, 2004. As of June 30, 2004, $175.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $289.1 million available for borrowing. On July 1, 2004, CarrAmerica drew $160.0 million on its credit facility to retire $150.0 million of senior unsecured debt and pay related accrued interest. As of July 9, 2004, $360.0 million was drawn on the credit facility.

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of CarrAmerica’s unencumbered assets of 60%;

•	A maximum total of secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets of 55%; and

•	Restrictions on CarrAmerica’s ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmerica Realty Corporation to maintain its status as a REIT.

As of June 30, 2004, CarrAmerica was in compliance with all of its loan covenants. Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.3 billion and $1.1 billion as of June 30, 2004 and 2003, respectively. These notes are in the following form:

	Note Principal
(In thousands)	June 30, 2004	June 30, 2003
7.20% notes due in 2004	$150,000	$150,000
6.625% notes due in 2005	100,000	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	—
7.125% notes due in 2012	400,000	400,000

	$1,325,000	$1,100,000

$150.0 million of senior unsecured notes maturing on July 1, 2004 were repaid on that date.

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

The table below summarizes property sale for the six months ended June 30, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the six months ended June 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the six months ended June 30, 2003, we did not dispose of any operating properties.

Operating results of the Tower of the Hills property are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Revenues	$—	$928	$561	$1,897
Property operating expenses	—	478	261	1,004
Depreciation and amortization	—	155	—	314

Net operations of property sold	$—	$295	$300	$579

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of December 31, 2003, our Tower of the Hills property met our criteria to be classified as held for sale. The table below summarizes the detail of the assets classified as held for sale as of December 31, 2003:

(In thousands)	December 31, 2003
Land	$1,633
Buildings	11,464
Tenant improvements	657
Accumulated depreciation	(3,306)
Accounts receivable	40
Accrued straight-line rents	80
Tenant leasing costs, net	40
Prepaids assets	18

$10,626

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces had reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. To date in 2004, the positive trend of reduced vacancy rates and positive net absorption has continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that rental rates have stabilized in most of our markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics for the next twelve to eighteen months. While market rental rates have stabilized, rental rates on in-place leases in certain markets remain significantly above current market rental rates. The occupancy in our portfolio of stabilized operating properties was 84.9% at June 30, 2004 compared to 87.8% at December 31, 2003 and 90.4% at June 30, 2003.

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

Management’s Discussion and Analysis

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $187,000 and $260,000 for the three months ended June 30, 2004 and 2003, respectively, and $242,000 and $654,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to the reduction of delinquent tenant accounts as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
(in millions)	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
Operating revenues	$24.1	$26.3	$(2.2)	$49.2	$52.6	$(3.4)
Property operating expense	9.2	9.2	—	18.2	18.3	(0.1)
General and administrative	2.2	1.2	1.0	4.5	2.3	2.2
Depreciation and amortization	7.8	8.3	(0.5)	15.8	15.7	0.1
Interest expense	2.2	3.1	(0.9)	4.6	5.0	(0.4)
Gain (loss) on sales of properties	—	—	—	0.1	(0.4)	0.5
Other income	0.5	1.1	(0.6)	1.1	1.6	(0.5)
Discontinued operations	—	0.3	(0.3)	0.4	0.6	(0.2)

Operating revenues decreased $2.2 million (8.3%) for the second quarter of 2004 compared to 2003. This decrease was due primarily to lower minimum base rents and recoveries from tenants which were partially offset by an increase in lease termination fees. The decrease in minimum base rents is due primarily to lower weighted average occupancy rates in 2004. Operating revenues decreased $3.4 million (6.4%) for the six months ended June 30, 2004 compared to same period in 2003 for the same reason. Vacancy rates now appear to have peaked in many of our markets, and some positive net absorption of space is occurring. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics for the next twelve to eighteen months. While market rental rates have stabilized, rental rates on in-place leases in certain markets remain significantly above current market rental rates.

Management’s Discussion and Analysis

Our lease rollover by square footage at June 30, 2004 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)[1]	Percent of Leased Square Footage Represented by Expiring Leases
2004	203,875	5.0%
2005	412,291	10.2%
2006	209,002	5.2%
2007	1,036,649	25.6%
2008	637,063	15.7%
2009	441,086	10.9%
2010	230,742	5.7%
2011	252,528	6.2%
2012	417,847	10.3%
2013	176,116	4.3%
2014 and thereafter	31,690	0.9%

	4,048,889	100.0%

¹	Does not include vacant space of 720,230 sq. ft.

Property operating expenses remained flat in the second quarter of 2004 and the six months ended June 30, 2004 compared to the same periods in 2003 as decreases in real estate taxes due to lower property tax assessments and property tax refunds were offset by general operating expense increases.

General and administrative expense increased $1.0 million (83.3%) in the three months ended June 30, 2004 compared to the same period in 2003 and $2.2 million (95.7%) for the first six months of 2004 compared to the same period in 2003. The increases were due primarily to increased allocations of expense from CarrAmerica, which increased approximately $1.3 million in the second quarter 2004 from the second quarter 2003 and $2.7 million for the first six months of 2004 compared to the same period in 2003. During the fourth quarter of 2003, CarrAmerica revised and refined its general and administrative cost accounting procedures to allocate labor and related costs, information technology expenses and professional fees on a specific identification basis and to allocate general costs to subsidiaries based on their respective assets. In prior periods, allocations of these expenses were based primarily on full time equivalent employees. The change in allocation methodology resulted in an increase in expenses allocated to us for the second quarter and first half of 2004 compared to the same periods in 2003. Management believes the allocation method being used in 2004 is reasonable.

Depreciation and amortization decreased $0.5 million (6.0%) in the three months ended June 30, 2004, compared to the same period in 2003 and increased $0.1 million (0.6%) for the first half of 2004 compared to the first half of 2003. The decreases for the three months ended June 30, 2004 as compared to the same period in 2003 was due primarily to lower amortization of tenant leasing costs.

Interest expense decreased $0.9 million (29.0%) in the three months ended June 30, 2004 compared to the same period in 2003. Interest expense decreased $0.4 million (8.0%) in the six months ended June 30, 2004 compared to the same period in 2003. The decrease in the three months ended June 30, 2004 compared to the same period in 2003 was primarily due to a decrease in rates ($0.5 million) and a decrease in volume, as our weighted average outstanding debt balances decreased from $116.4 million to $102.3 million ($0.4 million) as a result of reductions of mortgages and notes payable related to recurring payments. The decrease in the six months ended June 30, 2004 was primarily due to a decrease in volume, as our weighted average outstanding debt balances decreased from $118.0 million to $105.3 million ($0.5 million) which was partially offset by an increase in rates ($0.2 million).

Management’s Discussion and Analysis

The table below summarizes our property sale for the six months ended June 30, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the six months ended June 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the six months ended June 30, 2003 we did not dispose of any operating properties.

Operating results of the Tower of the Hills property are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Revenues	$—	$928	$561	$1,897
Property operating expenses	—	478	261	1,004
Depreciation and amortization	—	155	—	314

Net operations of property sold	$—	$295	$300	$579

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the six months ended June 30,		Variance
(in millions)	2004	2003	2004 vs. 2003
Cash provided by operating activities	$16.8	$22.2	$(5.4)
Cash provided by (used in) investing activities	6.4	(4.6)	11.0
Cash used by financing activities	(23.1)	(19.2)	(3.9)

Operations generated $16.8 million of net cash for the first six months of 2004 compared to $22.2 million in 2003. The decrease in cash provided by operating activities was due primarily to the decline in our real estate operating income from $16.2 million in 2003 to $10.8 million in 2004. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities provided net cash of $6.4 million in 2004 compared to using cash of $4.6 million in 2003. The net change in cash flows from investing activities in 2004 was due primarily to an increase in proceeds from a sale of property ($10.5 million) and reduced costs of acquisition and development of rental property ($1.3 million) partially offset by a decrease in distributions from unconsolidated entities ($1.0 million).

Our financing activities used net cash of $23.1 million for the first six months of 2004 and $19.2 million for the same period in 2003. The net change in cash flows from financing activities is primarily a result of the use of cash from the sale of our operating property to repay amounts due to affiliates and higher repayments of mortgages and notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its unsecured credit facility. As of June 30, 2004, $175.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $289.1 million available for borrowing. On July 1, 2004, CarrAmerica drew $160.0 million on its credit facility to

Management’s Discussion and Analysis

retire $150.0 million of senior unsecured debt and pay related accrued interest. As of July 9, 2004, $360.0 million was drawn on the credit facility. We and CarrAmerica derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

•	Approximately $1.1 million in distributions to Unitholders;

•	Approximately $9.8 million to make repayments of principal on mortgage and notes payable;

•	Approximately $10 - $12 million to invest in our existing portfolio of operating assets, including approximately $8 - $10 million to fund tenant-related capital requirements;

We expect to meet our capital requirements using cash generated by our real estate operations and borrowings from CarrAmerica.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay Unitholder distributions. However, if as a result of general economic downturns, if CarrAmerica’s credit rating is downgraded, or if our properties do not perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. On June 30, 2004, CarrAmerica entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous unsecured senior credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carried an interest rate of 65 basis points over 30-day LIBOR, or 1.98% as of June 30, 2004

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

Management’s Discussion and Analysis

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of CarrAmerica’s unencumbered assets of 60%;

•	A maximum total of secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets of 55%; and

•	Restrictions on CarrAmerica’s ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmerica Realty Corporation to maintain its status as a REIT.

As of June 30, 2004, CarrAmerica was in compliance with all of its loan covenants; however, CarrAmerica’s ability to draw on its unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

Our total debt June 30, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$63,313
Fixed rate notes payable to affiliate	37,982
Variable rate note payable to affiliate	7,500

$108,795

Our fixed rate debt bore an effective weighted average interest rate of 7.89% at June 30, 2004 and had a weighted average maturity of 4.1 years. The effective weighted average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 7.52% at June 30, 2004 and had a weighted average maturity of 2.0 years. Our variable rate note payable to affiliate at June 30, 2004 bore an interest rate of 100 basis points over 30-day LIBOR or 2.33%.

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

Management’s Discussion and Analysis

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

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.3 billion and $1.1 billion as of June 30, 2004 and 2003, respectively. These notes are in the following form:

(In thousands)	Note Principal as of June 30, 2004
7.20% notes due in 2004*	$150,000
6.625% notes due in 2005	100,000
7.375% notes due in 2007	125,000
5.261% notes due in 2007	50,000
5.25% notes due in 2007	175,000
6.875% notes due in 2008	100,000
3.625% notes due in 2009	225,000
7.125% notes due in 2012	400,000

$1,325,000

*	Matured and repaid on July 1, 2004

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of June 30, 2004, CarrAmerica was in compliance with its unsecured note covenants.

CarrAmerica issued $225.0 million of senior unsecured notes in March 2004. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. CarrAmerica used the proceeds from the notes to pay down its unsecured credit facility.

$150.0 million of senior unsecured notes matured on July 1, 2004 and were repaid on that date. We repaid $8.9 million of fixed rate mortgage debt and notes payable in the first half of 2004.

Building and Lease Information

The following table sets forth information about each wholly-owned property as of June 30, 2004:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	162,504	98.1%	2
2600 W. Olive	145,444	19.9%	1
Bay Technology Center	107,481	100.0%	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0%	1
Torrey Pines Research Center	76,701	100.0%	1
Northern California, San Francisco Bay Area
San Mateo Center	214,856	71.8%	3
Mountain View Gateway Center	236,400	100.0%	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0%	1
Austin, Texas:
City View Centre	137,185	42.0%	3
City View Center	128,716	100.0%	1
Chicago, Illinois:
Bannockburn I & II, IV	318,258	75.7%	3
Dallas, Texas:
Quorum North	115,846	66.5%	1
Quorum Place	177,892	82.8%	1
Cedar Maple Plaza	113,037	89.8%	3
Two Mission Park	77,353	80.6%	1
5000 Quorum	161,664	77.5%	1
Denver, Colorado:
Harlequin Plaza	324,601	85.2%	2
Quebec Court I & II	287,294	100.0%	2
Quebec Center	106,865	80.9%	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0%	4
Salt Lake City, Utah:
Sorenson Research Park X	322,534	89.8%	6
Wasatch Corporate Center	227,865	72.6%	4
Washington, DC:
TransPotomac V Plaza	97,163	94.6%	1
Canal Center	496,306	83.5%	4

TOTAL CONSOLIDATED PROPERTIES:	4,769,119		53
WEIGHTED AVERAGE AT JUNE 30, 2004		84.9%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of June 30, 2004.

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

Item 4. Controls and Procedures

Evaluation was performed under the supervision of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.2	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.3	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.4	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as borrower, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, JPMorgan Chase Bank, as administrative agent, and other banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.5	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as administrative agent on behalf of the banks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.6	Indenture for Senior Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

10.7	Indenture for Subordinated Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated August 3, 2004

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated August 3, 2004

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated August 3, 2004

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on June 24, 2004, reporting Items 5 and 7, regarding the Revolving Credit Agreement between CarrAmerica Realty Corporation and JPMorgan Chase Bank as administrative agent for a syndicate of banks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY, L.P. a Delaware Limited Partnership
By:	CarrAmerica Realty GP Holdings, LLC, its general partner

/s/ Kurt A. Heister

Kurt A. Heister, Treasurer (on behalf

of registrant and as the principal accounting

officer of CarrAmerica Realty GP Holdings,

LLC, the General Partner of the registrant)

Date: August 3, 2004