Form 10-Q
period 2004-09-30
CARRAMERICA REALTY L P
filed 2004-11-01
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2004

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of October 25, 2004:

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

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

(In thousands)	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Rental property:
Land	$127,458	$127,458
Buildings	577,262	575,985
Tenant improvements	58,888	53,463
Furniture, fixtures, and equipment	2,059	2,097

	765,667	759,003
Less – accumulated depreciation	(151,131)	(130,471)

Total rental property	614,536	628,532

Land held for development	5,821	5,832
Assets related to properties held for sale	—	10,626
Restricted deposits	344	115
Accounts receivable, net	1,373	9,724
Due from affiliates	1,368	—
Investments in unconsolidated entities	42,268	41,563
Accrued straight-line rents	18,082	16,806
Tenant leasing costs, net	9,487	9,564
Prepaid expenses and other assets, net	7,294	8,036

	$700,573	$730,798

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$60,610	$71,849
Notes payable to affiliates	45,310	45,817
Accounts payable and accrued expenses	10,602	10,945
Due to affiliates	—	25,118
Rents received in advance and security deposits	4,976	7,050

Total liabilities	121,498	160,779

Mandatorily redeemable partnership units (at redemption value)	36,850	37,211

Partners’ capital:
General partner	5,961	5,853
Limited partners	536,264	526,955

Total partners’ capital	542,225	532,808
Commitments and contingencies

	$700,573	$730,798

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited and in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Rental revenue:
Base rent	$19,540	$21,157	$60,430	$63,987
Recoveries from tenants	2,330	3,214	8,599	10,645
Parking and other tenant charges	703	905	2,359	2,711

Total rental revenues	22,573	25,276	71,388	77,343
Other revenue	143	213	521	718

Total operating revenues	22,716	25,489	71,909	78,061

Operating expenses:
Property expenses:
Operating expenses	6,612	7,412	20,266	20,973
Real estate taxes	1,988	1,554	6,489	6,339
General and administrative	2,136	1,142	6,629	3,426
Depreciation and amortization	7,878	8,337	23,628	24,041

Total operating expenses	18,614	18,445	57,012	54,779

Real estate operating income	4,102	7,044	14,897	23,282

Other (expense) income:
Interest expense	(2,290)	(2,415)	(6,895)	(7,402)
Interest income	13	226	353	616
Equity in earnings of unconsolidated entities	1,295	468	2,026	1,725

Net other expense	(982)	(1,721)	(4,516)	(5,061)

Income from continuing operations before (loss) gain on sales of properties	3,120	5,323	10,381	18,221

(Loss) gain on sales of properties	—	(3)	7	(445)

Income from continuing operations	3,120	5,320	10,388	17,776

Discontinued operations - Net operations of property sold	(5)	346	295	925
Discontinued operations - Gain on sale of property	—	—	66	—

Net income	$3,115	$5,666	$10,749	$18,701

Net income attributable to general partner	$31	$57	$107	$187

Net income attributable to limited partners	$3,084	$5,609	$10,642	$18,514

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited and in thousands)	2004	2003
Cash flows from operating activities:
Net income	$10,749	$18,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	23,628	24,513
(Gain) loss on sale of properties	(7)	445
Gain on sale of discontinued operations	(66)	—
Equity in earnings of unconsolidated entities	(2,026)	(1,725)
Other	(111)	(132)
Change in assets and liabilities:
Decrease in accounts receivable, net	909	1,172
Increase in accrued straight-line rents	(1,129)	(2,512)
Additions to tenant leasing costs	(1,793)	(3,175)
Increase in prepaid expenses and other assets, net	(222)	(903)
Decrease in accounts payable and accrued expenses	(385)	(882)
(Decrease) increase in rent received in advance and security deposits	(2,173)	366

Total adjustments	16,625	17,167

Net cash provided by operating activities	27,374	35,868

Cash flows from investing activities:
Acquisition and development of rental property	(6,464)	(8,716)
Additions to land held for development	—	(159)
Distributions from unconsolidated entities	1,302	5,832
Proceeds from sale of property	10,512	—
Increase in restricted deposits	(229)	(344)

Net cash provided by (used in) investing activities	5,121	(3,387)

Cash flows from financing activities:
Decrease in due to affiliates	(19,060)	(24,574)
Distributions on mandatorily redeemable partnership units	(1,689)	(1,845)
Repayments on mortgages and notes payable	(11,746)	(7,716)

Net cash used in financing activities	(32,495)	(34,135)

Decrease in cash and cash equivalents	—	(1,654)
Cash and cash equivalents, beginning of the period	—	1,654

Cash and cash equivalents, end of the period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,357	$6,924

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of September 30, 2004, we owned a controlling interest in a portfolio of 53 operating office buildings. As of September 30, 2004, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

On June 30, 2004, CarrAmerica Realty Corporation, a self-administered and self-managed real estate investment trust, contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. in exchange for units of common and preferred partnership interest in CarrAmerica Realty Operating Partnership, L.P. CarrAmerica Realty Operating Partnership, L.P. assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, LLC. (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at September 30, 2004. Our limited partners are CarrAmerica Realty LP Holdings, LLC a wholly owned subsidiary of CarrAmerica, which owned an approximate 91.15% interest in us at September 30, 2004, and various other individuals and entities, which collectively owned an approximate 7.85% interest in us at September 30, 2004.

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

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us. During the fourth quarter of 2003, CarrAmerica revised and refined its general and administrative cost accounting procedures to allocate certain costs on a specific identification basis and to allocate general expenses to

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

subsidiaries based on their respective assets. Costs allocated on a specific identification basis include labor and related costs, information technology expenses, and professional fees. In prior years, allocations of these expenses were based primarily on full-time equivalent employees. Expenses allocated to us by CarrAmerica for the three months ended September 30, 2004 and 2003 were $1.4 million and $66,000, respectively, and $4.1 million and $176,000 for the nine months ended September 30, 2004 and 2003, respectively.

(c)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

(d)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	September 30, 2004	December 31, 2003
Fixed rate mortgages	$60,610	$71,849
Fixed rate notes payable to affiliate	37,810	38,317
Variable rate note payable to affiliate	7,500	7,500

	$105,920	$117,666

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through May 2017. The weighted average interest rate of fixed rate mortgages and notes payable was 7.89% at September 30, 2004. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.51% as of September 30, 2004. During the nine months September 30, 2004 we repaid two mortgages related to one of our operating properties, Sorenson Research Park X, in the amount of $3.3 million, and made scheduled repayments on the remaining mortgages.

We have three loans with CarrAmerica. The first note (balance at September 30, 2004 of $25.8 million) bears interest at 8.5%, requires monthly principal and interest payments of $242,000, is secured by a deed of trust to real property, and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5%, requires monthly interest only payments of $85,000, is secured by deeds of trust to five parcels of real property and assignment of leases and rents, and matures on March 27, 2007. The third note requires interest only payments equal to 100 basis points over 30-day LIBOR (2.84% as of September 30, 2004). The outstanding loan balance as of September 30, 2004 was $7.5 million. The note allows additional amounts to be drawn on the anniversary date of the note up to a maximum of $27.0 million and matures on December 31, 2017.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Debt maturities at September 30, 2004 were as follows:

(In thousands)
2004	$6,942
2005	12,098
2006	12,340
2007	13,572
2008	18,404
2009 and thereafter	42,564

$105,920

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous unsecured senior credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carried an interest rate of 65 basis points over 30-day LIBOR, or 2.49% as of September 30, 2004. As of September 30, 2004, $143.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $321.1 million available for borrowing

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

As of September 30, 2004, CarrAmerica was in compliance with all of its loan covenants. Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.4 billion and $1.1 billion as of September 30, 2004 and 2003, respectively. These notes are in the following form:

	Note Principal
(In thousands)	September 30, 2004	September 30, 2003
7.20% notes due in 2004	$—	$150,000
6.625% notes due in 2005	100,000	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	—
5.125% notes due in 2011	200,000	—
7.125% notes due in 2012	400,000	400,000

	$1,375,000	$1,100,000

CarrAmerica issued $225.0 million of senior unsecured notes in March 2004. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009 and are unconditionally guaranteed by us. CarrAmerica used the proceeds from the notes to pay down its unsecured credit facility.

$150.0 million of senior unsecured notes maturing on July 1, 2004 were repaid on that date.

CarrAmerica issued $200.0 million principal amount of senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million. The notes bear interest at 5.125% per annum payable semi-annually beginning March 1, 2005. The notes mature on September 1, 2011 and are unconditionally guaranteed by us. CarrAmerica used the proceeds from the notes to pay down its unsecured credit facility.

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

The table below summarizes our property sale for the nine months ended September 30, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the nine months ended September 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the nine months ended September 30, 2003, we did not dispose of any operating properties.

Operating results of the Tower of the Hills property are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$—	$901	$561	$2,798
Property operating expenses	5	397	266	1,401
Depreciation and amortization	—	158	—	472

Net operations of property sold	$(5)	$346	$295	$925

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)	Supplemental Cash Flow

During the third quarter of 2004, we transferred a note receivable of $7.4 million from CarrAmerica Development, Inc. to CarrAmerica as payment for amounts due to CarrAmerica

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces had reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. To date in 2004, the positive trend of reduced vacancy rates and positive net absorption has continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that rental rates have started to stabilize in most of our markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics for the next twelve months. . In several of the healthier markets, such as Washington, D.C. and Southern California, rental rate increases are beginning to occur.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in 2002, 2003 and the first half of 2004 our average occupancy in most markets has started to stabilize in the second half of 2004. The occupancy in our portfolio of operating properties decreased to 84.0% at September 30, 2004 compared to 87.8% at December 31, 2003 and 89.4% at September 30, 2003.

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

We assess the useful lives of our assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used, land held for development or lease intangibles may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property or tenant, as applicable, in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements and lease commissions, or lease intangibles are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

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

Management’s Discussion and Analysis

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $86,000 and $405,000 for the three months ended September 30, 2004 and 2003, respectively, and $328,000 and $1,060,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to the reduction of delinquent tenant accounts as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended		Variance	For the nine months ended		Variance
	September 30,			September 30,
(in millions)	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
Operating revenues	$22.7	$25.5	$(2.8)	$71.9	$78.1	$(6.2)
Property operating expense	8.6	9.0	(0.4)	26.8	27.3	(0.5)
General and administrative	2.1	1.1	1.0	6.6	3.4	3.2
Depreciation and amortization	7.9	8.3	(0.4)	23.6	24.0	(0.4)
Interest expense	2.3	2.4	(0.1)	6.9	7.4	(0.5)
Gain (loss) on sales of properties	—	—	—	—	(0.4)	0.4
Other income	1.3	0.7	0.6	2.4	2.3	0.1
Discontinued operations	—	0.3	(0.3)	0.4	0.9	(0.5)

Operating revenues decreased $2.8 million (11.0%) for the third quarter of 2004 compared to 2003. This decrease was due primarily to lower minimum base rents and recoveries from tenants which were partially offset by an increase in lease termination fees. The decrease in minimum base rents is due primarily to lower weighted average occupancy rates in 2004. Operating revenues decreased $6.2 million (7.9%) for the nine months ended September 30, 2004 compared to same period in 2003 for the same reasons. Vacancy rates now appear to have peaked in many of our markets, and some positive net absorption of space is occurring. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics for the next twelve months. While market rental rates have stabilized, rental rates on in-place leases in certain markets remain significantly above current market rental rates.

Management’s Discussion and Analysis

Our lease rollover by square footage at September 30, 2004 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)[1]	Percent of Leased Square Footage Represented by Expiring Leases
2004	72,536	1.8%
2005	432,806	10.8%
2006	196,043	4.9%
2007	1,065,948	26.6%
2008	642,199	16.0%
2009	464,631	11.6%
2010	239,278	6.0%
2011	267,320	6.7%
2012	417,847	10.4%
2013	176,116	4.4%
2014 and thereafter	31,690	0.8%

	4,006,414	100.0%

¹	Does not include vacant space of 761,968 sq. ft.

Property operating expenses decreased $0.4 million (4.4%) in the third quarter of 2004 as compared with the same period in 2003 and decreased $0.5 million (1.8%) for the first nine months of 2004 compared with the same period in 2003. The decreases were due primarily to the decrease in bad debt expense.

General and administrative expense increased $1.0 million (90.9%) in the three months ended September 30, 2004 compared to the same period in 2003 and $3.2 million (94.1%) for the first nine months of 2004 compared to the same period in 2003. The increases were due primarily to increased allocations of expense from CarrAmerica, which increased approximately $1.3 million in the third quarter 2004 from the third quarter 2003 and $3.9 million for the first nine months of 2004 compared to the same period in 2003. During the fourth quarter of 2003, CarrAmerica revised and refined its general and administrative cost accounting procedures to allocate labor and related costs, information technology expenses and professional fees on a specific identification basis and to allocate general costs to subsidiaries based on their respective assets. In prior periods, allocations of these expenses were based primarily on full time equivalent employees. The change in allocation methodology resulted in an increase in expenses allocated to us for the third quarter and first nine months of 2004 compared to the same periods in 2003. Management believes the allocation method being used is reasonable.

Depreciation and amortization decreased $0.4 million (4.8%) in the three months ended September 30, 2004, compared to the same period in 2003 and decreased $0.4 million (1.7%) for the nine months ended September 30, 2004 compared to the same period in 2003. The decreases were due primarily to lower amortization of tenant leasing costs due to higher vacancies.

Interest expense decreased $0.1 million (4.2%) in the three months ended September 30, 2004 compared to the same period in 2003. Interest expense decreased $0.5 million (6.8%) in the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in the three months ended September 30, 2004 compared to the same period in 2003 was due primarily to a decrease in volume ($0.1million), as our weighted average outstanding debt balance decreased from $113.8 million to $106.9 million as a result of the repayment of two mortgages related to one of our operating properties, Sorenson Research Park X, in the amount of $3.3 million, and scheduled repayments on the remaining mortgages. The decrease in the nine months ended September 30, 2004 was due primarily to a decrease in volume ($0.7 million), as our weighted average outstanding debt balances decreased from $116.8 million to $105.8 million as a result of the repayment of two mortgages related to one of our operating properties, Sorenson Research Park X, in the amount of $3.3 million, and scheduled repayments on the remaining mortgages, which was partially offset by an increase in rates ($0.2 million).

Management’s Discussion and Analysis

The table below summarizes our property sale for the nine months ended September 30, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the nine months ended September 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the nine months ended September 30, 2003 we did not dispose of any operating properties.

Operating results of the Tower of the Hills property are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$—	$901	$561	$2,798
Property operating expenses	5	397	266	1,401
Depreciation and amortization	—	158	—	472

Net operations of property sold	$(5)	$346	$295	$925

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

(in millions)	For the nine months ended		Variance
	September 30,
	2004	2003	2004 vs. 2003
Cash provided by operating activities	$27.4	$35.9	$(8.5)
Cash provided by (used in) investing activities	5.1	(3.4)	8.5
Cash used by financing activities	(32.5)	(34.1)	1.6

Operations generated $27.4 million of net cash for the first nine months of 2004 compared to $35.9 million in 2003. The decrease in cash provided by operating activities was due primarily to the decline in our real estate operating income from $23.3 million in 2003 to $14.9 million in 2004. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities provided net cash of $5.1 million in 2004 compared to using cash of $3.4 million in 2003. The net change in cash flows from investing activities in 2004 was due primarily to an increase in proceeds from a sale of property ($10.5 million) and reduced costs of acquisition and development of rental property ($2.3 million) partially offset by a decrease in distributions from unconsolidated entities ($4.5 million).

Our financing activities used net cash of $32.5 million for the first nine months of 2004 and $34.1 million for the same period in 2003. The net change in cash flows from financing activities is primarily a result of lower repayments of amounts due to affiliates ($5.5 million), partially offset by higher repayments of mortgages and notes payable ($4.0 million). During the nine months ended September 30, 2004 we repaid two mortgages related to one of our operating properties, Sorenson Research Park X, in the amount of $3.3 million, and made scheduled repayments on the remaining mortgages.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its unsecured credit facility. As of September 30, 2004,

Management’s Discussion and Analysis

$143.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $321.1 million available for borrowing. We and CarrAmerica derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During the remainder of 2004 and 2005, we expect that we will have significant capital requirements, including the following items. There can be no assurances that our capital requirements will not be materially higher or lower than these expectations.

•	Approximately $2.8 million in distributions to Unitholders;

•	Approximately $19.0 million to make repayments of principal on mortgages and notes payable;

•	Approximately $28 - $42 million to invest in our existing portfolio of operating assets, including approximately $23 - $38 million to fund tenant-related capital requirements;

We expect to meet our capital requirements using cash generated by our real estate operations and borrowings from CarrAmerica.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations and to pay Unitholder distributions. However, if as a result of general economic downturns, if CarrAmerica’s credit rating is downgraded, if rental rates on new leases are significantly lower than expiring leases, or if our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations, and the trading prices of CarrAmerica’s securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

CarrAmerica is our principal source of liquidity. CarrAmerica’s primary external source of liquidity is its credit facility. On June 30, 2004, CarrAmerica entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous unsecured senior credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carried an interest rate of 65 basis points over 30-day LIBOR, or 2.49% as of September 30, 2004.

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

Management’s Discussion and Analysis

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

As of September 30, 2004, CarrAmerica was in compliance with all of its loan covenants; however, CarrAmerica’s ability to draw on its unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

Our total debt September 30, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$60,610
Fixed rate notes payable to affiliate	37,810
Variable rate note payable to affiliate	7,500

$105,920

Our fixed rate debt bore an effective weighted average interest rate of 7.89% at September 30, 2004 and had a weighted average maturity of 3.9 years. The effective weighted average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 7.51% at September 30, 2004 and had a weighted average maturity of 1.9 years. Our variable rate note payable to affiliate at September 30, 2004 bore an interest rate of 100 basis points over 30-day LIBOR or 2.84%.

During the third quarter of 2004, we transferred a note receivable of $7.4 million from CarrAmerica Development, Inc. to CarrAmerica as payment for amounts due to CarrAmerica. This transfer resulted in a decrease in notes receivable and due to affiliates. Additionally, due to affiliates decreased as a result of repayments consistent with cash flows generated during 2004.

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

Management’s Discussion and Analysis

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

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.4 billion and $1.1 billion as of September 30, 2004 and 2003, respectively. These notes are in the following form:

(In thousands)	Note Principal as of September 30, 2004
6.625% notes due in 2005	100,000
7.375% notes due in 2007	125,000
5.261% notes due in 2007	50,000
5.25% notes due in 2007	175,000
6.875% notes due in 2008	100,000
3.625% notes due in 2009	225,000
5.125% notes due in 2011	200,000
7.125% notes due in 2012	400,000

$1,375,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of September 30, 2004, CarrAmerica was in compliance with its unsecured note covenants.

CarrAmerica issued $225.0 million of senior unsecured notes in March 2004. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. CarrAmerica used the proceeds from the notes to pay down its unsecured credit facility.

$150.0 million of senior unsecured notes matured on July 1, 2004 and were repaid on that date. We repaid $11.7 million of fixed rate mortgage debt and notes payable in the first nine months of 2004.

CarrAmerica issued $200.0 million principal amount of senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million. The notes bear interest at 5.125% per annum payable semi-annually beginning March 1, 2005. The notes mature on September 1, 2011. CarrAmerica used the proceeds from the notes to pay down its unsecured credit facility.

Management’s Discussion and Analysis

Building and Lease Information

The following table sets forth information about each wholly-owned property as of September 30, 2004:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	162,504	94.4%	2
2600 W. Olive	145,444	19.9%	1
Bay Technology Center	107,481	100.0%	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0%	1
Torrey Pines Research Center	75,816	0.0%	1
Northern California, San Francisco Bay Area
San Mateo Center	214,856	75.4%	3
Mountain View Gateway Center	236,400	100.0%	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0%	1
Austin, Texas:
City View Centre	137,185	42.0%	3
City View Center	128,716	100.0%	1
Chicago, Illinois:
Bannockburn I & II, IV	317,429	73.2%	3
Dallas, Texas:
Quorum North	115,846	69.7%	1
Quorum Place	177,892	78.4%	1
Cedar Maple Plaza	113,010	87.9%	3
Two Mission Park	77,353	82.3%	1
5000 Quorum	161,664	77.3%	1
Denver, Colorado:
Harlequin Plaza	324,601	87.1%	2
Quebec Court I & II	287,294	100.0%	2
Quebec Center	106,865	83.1%	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0%	4
Salt Lake City, Utah:
Sorenson Research Park X	322,534	89.8%	6
Wasatch Corporate Center	227,865	79.9%	4
Washington, DC:
TransPotomac V Plaza	97,163	100.0%	1
Canal Center	497,310	86.6%	4

TOTAL CONSOLIDATED PROPERTIES:	4,768,382		53
WEIGHTED AVERAGE OCCUPANCY AT SEPTEMBER 30, 2004		84.0%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of September 30, 2004.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the year ended December 31, 2003. Such factors include, among others:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

•	The extent of the decreases in rental rates

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability of CarrAmerica to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

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

Item 4. Controls and Procedures

Evaluation was performed under the supervision of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 6. Exhibits

(a)	Exhibits

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated November 1, 2004

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated November 1, 2004

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated November 1, 2004

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

Date: November 1, 2004