Form 10-K
period 2004-12-31
CARRAMERICA REALTY L P
filed 2005-03-07
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file Number 0-22741

CARRAMERICA REALTY, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1976308
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1850 K Street, N.W.
Washington, D.C.	20006
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 30, 2004, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed under certain circumstances) the aggregate market value of the 1,126,918 units of partnership interest held by non-affiliates of the registrant was approximately $34,066,731, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $30.23 on the New York Stock Exchange composite tape on such date.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Annual Report on Form 10-K of CarrAmerica Realty Corporation for the year ended December 31, 2004 are incorporated by reference into Parts I, II and III.

(2) Portions of the CarrAmerica Proxy Statement with respect to the Annual Stockholders’ Meeting to be held April 28, 2005 are incorporated by reference into Part III.

PART I

Item 1.	BUSINESS

General

CarrAmerica Realty, L.P. is a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of December 31, 2004, we owned a controlling interest in a portfolio of 53 operating office buildings. The 53 operating office buildings contain a total of approximately 4.8 million square feet of net rentable area and as of December 31, 2004 were 87.8% leased. As of December 31, 2004, we also owned minority interests (ranging from 21.2% to 49.0%) in 30 operating office buildings. The 30 operating office buildings in which we owned a minority interest as of December 31, 2004 were 92.6% leased.

We are managed indirectly by CarrAmerica Realty Corporation, a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”), which is listed on the New York Stock Exchange under the symbol “CRE.”

On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. in exchange for units of common and preferred partnership interest in CarrAmerica Realty Operating Partnership, L.P. CarrAmerica Realty Operating Partnership, L.P. assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. are collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, LLC. (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at December 31, 2004. Our limited partners are CarrAmerica Realty LP Holdings, LLC a wholly owned subsidiary of CarrAmerica, which owned an approximate 91.2% interest in us at December 31, 2004, and various other individuals and entities, which collectively owned an approximate 7.8% interest in us at December 31, 2004.

CarrAmerica focuses on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2004, it owned a controlling interest in 251 operating office buildings. The 251 operating office buildings contain a total of approximately 19.9 million square feet of net rentable area. The stabilized operating buildings (those in operation greater than one year) in which it owned a controlling interest as of December 31, 2004 were 88.2% leased. These properties had approximately 1,027 tenants. As of December 31, 2004, CarrAmerica also owned minority interests (ranging from 15% to 50%) in 41 operating office buildings and one building under construction. The 41 operating office buildings contain a total of approximately 6.5 million square feet of net rentable area. The one office building under construction will contain approximately 124,000 square feet of net rentable area. The stabilized operating buildings in which CarrAmerica owned a minority interest as of December 31, 2004 were 88.0% leased. For more complete information regarding CarrAmerica, see CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 CarrAmerica 10-K”).

CarrAmerica or its predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years.

CarrAmerica organized and administers us as a means of acquiring, developing, owning and operating certain properties in its portfolio. All of our properties, along with our financial condition and results of operations, are reported as part of the consolidated financial statements of CarrAmerica. We are required to report separately in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because we are a guarantor of the CarrAmerica’s publicly held debt. As of December 31, 2004, approximately 22.7% of the total assets of CarrAmerica were owned by us or our subsidiaries.

Effective January 1, 2004, all of our employees were transferred to and became employees of CarrAmerica. We contract with CarrAmerica for their services. During 2004, CarrAmerica charged us for the compensation costs of approximately 57 on-site employees. The compensation cost charged to us by

CarrAmerica is equivalent to the cost we would have incurred if we were their employer. The compensation cost is charged separately from the general and administrative cost allocation made to us by CarrAmerica.

Business Strategy

Our primary business is real estate property operations. We are an integral part of CarrAmerica, and our operations and strategic direction are defined by CarrAmerica. CarrAmerica’s primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics. CarrAmerica believes that it utilizes its knowledge of its markets to evaluate market conditions and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, CarrAmerica has actively deployed capital towards acquisitions and development in order to create a portfolio with strong long-term growth prospects. In addition to seeking growth through acquisitions and development, CarrAmerica continues to strive to retain tenants and attract new tenants in its existing portfolio. CarrAmerica believes that its focus on its local relationships in its core markets, on customer service, primarily through superior property management, and fast and responsive leasing initiatives has enabled it to maintain strong portfolio performance in a challenging office market.

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

Our property operating income by market for the year ended December 31, 2004 was as follows:

Market	Percent of Property Operating Income¹ for the Year Ended 12/31/04
Washington, D.C. Metro	19.8
Southern California	13.4
Phoenix	16.7
San Francisco Bay Area	11.7
Denver	11.5
Salt Lake City	8.4
Dallas	7.1
Chicago	5.6
Austin	3.3
Seattle	2.5

100.0

[1]	Property operating income is property operating revenue less property operating expenses.

2004 Activity

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. In 2004, the positive trend of reduced vacancy rates and positive net absorption continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and are beginning to improve in some of our markets including Washington, D.C and Southern California. Rental economics are expected to improve in most of our markets by the end of 2005.

The occupancy in our portfolio of stabilized operating properties was 87.8% at December 31, 2004 compared to 87.8% at December 31, 2003 and 90.4% at December 31, 2002. Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in the last few years, we believe that our average occupancy in most markets stabilized in the second half of 2004. If demand continues to improve in 2005, we expect that our overall portfolio average occupancy may improve.

While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 12%-16% lower than straight-lined rents on our expiring leases. We have 350,000 square feet of space on which leases are currently scheduled to expire in 2005.

Disposition Activity

During 2004 we did not acquire any real estate properties. We disposed of our Tower of the Hills property, resulting in proceeds of approximately $10.5 million and recognized a gain of $0.1 million. We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. We have no continuing involvement with the Tower of the Hills property after the sale and accordingly, the gain on this sale, the impairment loss and the operating results of this property are classified as discontinued operations. Tower of the Hills was subject to a contract for sale at December 31, 2003 and met our criteria for the property and related assets to be classified as held for sale at that date.

Joint Ventures and Development Activities

Joint venture arrangements provide us with opportunities to reduce investment risk by diversifying capital deployment and enhancing returns on invested capital from fee arrangements. We did not enter any new joint ventures or have any development activity during 2004.

Forward-Looking Statements

Statements contained in this Form 10-K which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which are intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Such factors include, among others:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets in which we may seek to enter in the future,

•	The extent of decreases in rental rates

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms,

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability of CarrAmerica to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

Risk Factors

For a discussion of risks associated with an investment in CarrAmerica and us, see “Item 1 – Business – The Company – Risk Factors” in the 2004 CarrAmerica 10-K, which information is hereby incorporated by reference.

Item 2.	PROPERTIES

General

As of December 31, 2004, we owned interests (consisting of whole or partial ownership interests) in 83 operating office buildings located in 11 markets across the United States. As of December 31, 2004, we owned fee simple title or leasehold interests in 53 operating office buildings and non-controlling partial interests of 21.2% to 49.0% in 30 operating office buildings. The 53 operating office buildings contain a total of approximately 4.8 million square feet of net rentable area and as of December 31, 2004 were 87.8% leased. The 30 operating office buildings in which we owned a minority interest as of December 31, 2004 contain approximately 3.3 million square feet of net rentable area and were 92.6% leased as of December 31, 2004.

The following table sets forth information about each operating property in which we own an interest as of December 31, 2004:

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent / Leased Sq. Feet[4]	Significant Tenants[5]
Consolidated Properties

Suburban Washington, D.C.:
Canal Center	4	497,310	88.00%	13,136	30.01	Close Up Foundation (12%)
TransPotomac V Plaza	1	97,163	100.00%	2,813	28.95	Effinity Financial Corporation (15%), Casals & Assoc., Inc. (11%), Grafik Communications, LTD. (11%), Larson & Taylor (11%), The Onyx Group (11%)

Suburban Washington, D.C.	5	594,473	90.00%

Los Angeles:
2600 W. Olive	1	145,444	36.3%	1,560	29.56	Regent Business Centers (16%), Emmis Radio, LLC (16%)
Orange County:
South Coast Executive	2	162,504	98.5%	3,812	23.82	University of Phoenix (39%), First Team Real Estate (17%)
Bay Technology Center	2	107,481	100.0%	1,680	15.63	Finance America (65%), Stratacare, Inc. (21%)

Orange County	4	269,985	99.1%

San Diego:
Town Center Technology Park IV	1	105,358	100.0%	2,181	20.70	Gateway, Inc. (100%)
Torrey Pines Research Center	1	81,816	100.0%	2,661	32.52	Metabasis Therapeutics, Inc. (100%)

San Diego	2	187,174	100.0%

San Francisco Bay Area:
San Mateo Center	3	214,856	82.0%	3,804	21.59	Sorrent, Inc. (12%), ePocrates, Inc. (11%)
Mountain View Gateway Center	2	236,400	100.0%	5,850	24.75	KPMG LLP (57%), Netscape Communications Corp (43%)

San Francisco	5	451,256	91.4%

Seattle, WA:
Canyon Park Commons	1	95,290	100.0%	1,532	16.08	Safeco Insurance Company (100%)

Austin, TX:
City View Centre	3	137,185	50.2%	1,126	16.35	Oasis Design, Inc. (20%), Austin Infor Systems, Inc. (11%)
City View Centre	1	128,716	100.0%	1,652	12.83	Broadwing Telecommunications (100%)

Austin	4	265,901	74.3%

Chicago, IL:
Bannockburn	3	317,429	79.1%	3,936	15.67	IMC Global, Inc. (23%), Parexel (12%)

Dallas, TX:
Cedar Maple Plaza	3	113,010	88.3%	2,199	22.03	A.G. Edwards & Sons, Inc. (11%)
Quorum North	1	115,846	71.0%	1,442	17.52	Digital Matrix Systems, Inc. (20%)
Quorum Place	1	177,879	83.4%	2,276	15.34	Lockwood Greene Engineers, Inc. (12%)
Two Mission Park	1	77,353	86.8%	1,032	15.37	7-Eleven, Inc. (20%), Bland, Garvey, Eads, Medlock (18%)
5000 Quorum	1	161,664	78.4%	2,166	17.08	No tenant occupies 10%

Dallas	7	645,752	81.2%

Denver, CO:
Harlequin Plaza	2	324,601	83.5%	4,510	16.65	The Travelers Insurance Co. (24%), Bellco Credit Union (17%), Regis University (12%)
Quebec Court I	1	130,000	100.0%	2,015	15.50	Time Warner (100%)
Quebec Court II	1	157,294	100.0%	2,469	15.70	Tele-Communications, Inc. (100%)
Quebec Centre	3	106,865	87.1%	1,591	17.10	Team Lending Comcepts, LLC (16%), Walberg, Dagner & Tucker, P.C. (13%), Eonbusiness Corporation (12%)

Denver	7	718,760	90.6%

Phoenix, AZ:
Qwest Communications	4	532,506	100.0%	9,924	18.64	Qwest Communications (100%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent / Leased Sq. Feet[4]	Significant Tenants[5]
Salt Lake City, UT:
Sorenson Research Park	6	322,534	91.9%	3,630	12.24	Convergys Customer Mgmt Group (47%), ITT Educational Services, Inc. (13%)
Wasatch Corporate Center	4	227,865	82.4%	2,809	14.96	Advanta Bank Corporation (22%), Achieveglobal, Inc. (13%), Musician's Friend, Inc. (11%)

Salt Lake City	10	550,399	88.0%

Total Consolidated Properties	53	4,774,369		81,806
Weighted Average			87.8%		19.52

Unconsolidated Properties

Washington, D.C.:
1201 F Street[6]	1	223,441	100.0%	8,250	36.90	Cadwalader, Wickersham (21%), Charles River Assoc., Inc. (20%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)

Chicago Market Office:
Parkway 3, 4, 5, 6, 9, 10[7]	6	750,922	92.7%	12,566	17.52	Fujisawa Healthcare, Inc. (27%), Citi Commerce Solutions, Inc. (16%), Shand Morahan & Co. (10%)

Dallas Market Office:
Royal Ridge Phase II, A,B7	4	504,969	99.2%	8,411	16.78	Verizon (29%), Capital One Services, Inc. (24%), American Honda Finance Corp. (13%)
Custer Court[8]	1	120,680	83.5%	1,770	17.56	Aurora Loan Services Inc. (18%), Cirro Group, Inc. (17%), Advanced Fibre Communications (16%), Beazer Homes Texas Holdings (16%), Option One Mortgage Corp. (14%)

Austin Market Office:
Riata Corporate[7]	8	673,916	79.2%	8,184	15.33	Janus Capital Corporation (47%), Pervasive Software, Inc. (14%)
Riata Crossing[7]	4	324,963	100.0%	2,179	6.71	Apple Computer, Inc. (85%), D.R. Horton, Inc. (15%)

Denver Market Office:
Panorama I, II, III, V, VIII, X7	6	663,714	96.4%	11,589	18.10	Charles Schwab & Co., Inc. (41%), AT&T Corporation (12%), Archstone-Smith (11%)
Total Unconsolidated Properties	30	3,262,605		52,949
Weighted Average			92.6%		17.53

Total All Operating Properties:	83	8,036,974		$134,755
Weighted Average			89.7%		$18.69

[1]	Includes office, retail, parking space and storage.

[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2004.

[3]	Total annualized GAAP base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.

[4]	Calculated as total annualized base rent divided by net rentable area leased.

[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).

[6]	We own 35% through a joint venture.

[7]	We own 21.2% through a joint venture.

[8]	We own 49% through a joint venture.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs have fluctuated significantly in recent years, increasing significantly in mid-2002, while decreasing in connection with our 2004-2005 renewal.

In 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”), was enacted and mandated that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the United States government as foreign terrorist acts. Under TRIA, the United States government will reimburse insurance carriers, subject to certain deductibles, for up to 90% of any claims from such certified terrorist acts, subject to an overall cap. TRIA permits insurance carriers to exclude losses due to biological, chemical or radioactive contamination.

In May 2004, CarrAmerica formed a wholly-owned captive insurance company which provides $490 million in coverage against losses due solely to biological, chemical or radioactive contamination arising out of a certified terrorist act. In the event of a covered loss, we expect CarrAmerica’s captive insurance company to recover 90% of its losses, less certain deductibles, from the United States government, but it has not reinsured its remaining exposure and may have insufficient capital to fully pay CarrAmerica’s and our claim.

In 2003, due to the rising cost of California earthquake insurance, CarrAmerica reviewed our probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, CarrAmerica determined that it was possible to lower our earthquake coverage from $200 million to $150 million. We believe this will be sufficient coverage but there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations.

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2004, 87.8% of our aggregate net rentable square footage in 53 consolidated operating office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past three years for the consolidated operating properties:

December 31,	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Consolidated Properties
2004	87.8%	$22.24	53
2003	87.8%	22.70	55
2002	90.4%	22.91	55

[1]	Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2004 for the 53 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2005	349,811	$5,626	7.0%
2006	184,220	3,507	4.3%
2007	1,115,240	21,757	26.8%
2008	598,853	11,149	13.8%
2009	497,977	7,696	9.5%
2010	294,623	6,233	7.7%
2011	272,319	5,906	7.3%
2012	417,847	10,121	12.5%
2013	176,116	2,429	3.0%
2014	32,302	916	1.1%
2015 and thereafter	252,011	5,700	7.0%

Mortgage Financing

As of December 31, 2004, two of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $32.2 million. Our fixed rate mortgage debt as of December 31, 2004, bore an effective weighted average interest rate of 6.91% and had a weighted average maturity of 4.2 years. The following table details information regarding the existing mortgage indebtedness for the consolidated operating properties as of December 31, 2004. We repaid $40.3 million of fixed rate debt in 2004, of which $29.8 million was extinguished early. In connection with these extinguishments, we borrowed $19.5 million under a variable rate note from CarrAmerica and incurred prepayment penalties of $0.8 million which are included in interest expense.

Property	Interest Rate	Principal Balance (000’s)	Maturity Date	Annual Debt Service (000’s)	Estimated Balance Due at Maturity (000’s)
2600 West Olive	6.75%	$18,092	1/1/09	$1,524	16,739
South Coast	7.13%	14,114	6/10/09	1,287	12,660
Total	6.91%	$32,206		$2,811

For additional information regarding our properties and our operations, see “Item 1. Business.”

Item 3.	LEGAL PROCEEDINGS

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

There is no established public trading market for our Units. As of December 31, 2004, there were 25 holders of Units on record. As of December 31, 2004, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 2004, there were no Units that were being, or have been, proposed to be publicly offered by us.

Each Unit held by partners other than GP Holdings or LP Holdings is (subject to holding period limitations) redeemable for cash equal to the value of a share of CarrAmerica common stock or, at the option of GP Holdings, CarrAmerica common stock on a one-for-one basis. For the high and low trading prices of CarrAmerica’s common stock for the last two years, see “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” in the 2004 CarrAmerica 10-K, which information is hereby incorporated by reference.

Under our partnership agreement, to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. We have made regular quarterly distributions of $0.50 per Class A, D and E Unit throughout 2004 and 2003. The distributions are appropriately prorated to reflect ownership of Units for less than the full period to which the distribution relates. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of CarrAmerica, out of any funds legally available for that purpose.

Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate $0.50 per unit per quarter. Cash flows from operations increased slightly from $43.4 million in 2003 to $46.9 million in 2004. We expect our cash flow from operations to be lower in 2005 than 2004 and tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to CarrAmerica’s Management’s Discussion and Analysis, including but not limited to, continued declines in rental rates compared to the rates on expiring leases. We expect that these factors will negatively impact our cash flows from operations. We currently expect to maintain our distribution rate of $0.50 per unit per quarter in 2005. We expect that operating cash flow will be sufficient to maintain these distributions. In the event available cash is insufficient to pay distributions at the current level we may be unable to make distributions to our Class B Unitholders.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for us and our consolidated subsidiaries as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

(amount in thousands, except Other Data)	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00
Operating Data:
Total operating revenues	$95,539	$103,472	$93,770	$85,982	$111,517
Income from continuing operations	12,396	19,099	18,474	3,901	41,033
Discontinued operations[1]	361	(427)	27,980	8,624	5,838
Net income	12,757	17,396	46,454	12,525	46,871
Cash distributions paid to Unitholders	10,635	2,483	2,324	2,589	2,158

Balance Sheet Data (at period end):
Real estate, before accumulated depreciation	$769,937	$759,003	$762,849	$713,477	$665,335
Total assets	698,886	730,798	750,621	714,903	764,546
Mortgages and notes payable	96,840	117,666	120,580	140,729	169,616
Total partners’ capital (including mandatorily
redeemable partnership units)	572,137	570,019	555,123	510,993	501,057

Other Data (at period end):
Number of consolidated properties	53	55	55	53	51
Square footage	4,774,000	4,934,000	4,938,000	4,941,000	4,840,000

[1]	In 2004 and 2002, we sold operating properties whose operations, impairment loss and gains are classified as discontinued operations for all years presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated in the financial statements was 53 as of December 31, 2004 and 55 as of December 31, 2003 and 2002.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. In 2004, the positive trend of reduced vacancy rates and positive net absorption continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and are beginning to improve in some of our markets. Rental economics are expected to improve in most of our markets by the end of 2005. The occupancy in our portfolio of stabilized operating properties was 87.8% at December 31, 2004 and 2003 and 90.4% at December 31, 2002. Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations we believe that our average occupancy in all markets stabilized. If demand continues to improve in 2005, we expect that our overall portfolio average occupancy may improve further.

While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 12%-16% lower than straight-lined rents on expiring leases. We have approximately 350,000 square feet of space on which leases are currently scheduled to expire in 2005.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to estimating the depreciable lives of assets, evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties, and evaluating the collectibility of accounts receivable

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

We make subjective assessments as to the useful lives of our assets. These assessments have a direct impact on our net income. Should we lengthen the expected useful life of an asset, it would be depreciated over a longer period, resulting in less depreciation expense and higher annual net income. Should we shorten the expected useful life of an asset, it would be depreciated over a shorter period, resulting in more depreciation expense and lower annual net income.

We assess the carrying values of our assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used, land held for development or lease intangibles may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property or tenant, as applicable, in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements and lease commissions, or lease intangibles are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $0.6 million, $0.7 million, and $1.2 million for 2004, 2003, and 2002 respectively. The decreases in bad debts expense in 2004 and 2003 were due primarily to the reduction of delinquent tenants as marginal tenants’ leases were terminated or sublet.

Results of Operations

Operating results are summarized as follows:

	For the year ended December 31,			Variance
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
(In millions)
Operating revenues	$95.5	$103.5	$93.8	$(8.0)	$9.7
Property operating expenses	35.3	36.2	32.9	(0.9)	3.3
General and administrative	8.9	9.2	4.3	(0.3)	4.9
Depreciation and amortization	32.1	31.9	26.4	0.2	5.5
Interest expense	9.5	9.8	14.6	(0.3)	(4.8)
Impairment loss on real estate	—	—	(1.0)	—	1.0
Loss on sales of properties	—	(0.4)	—	0.4	(0.4)
Other income	2.7	3.1	3.9	(0.4)	(0.8)
Discontinued operations	0.4	(1.7)	28.0	2.1	(29.7)

During 2002, we acquired three operating properties (11119 Torrey Pines, Canal Center and TransPotomac V Plaza). These acquisitions affect the comparisons of our operating results, particularly for the years ended December 31, 2003 and 2002. Operating results of the properties acquired in 2002 are summarized as follows:

(In thousands)
	2004	2003	2002
Revenue	$19,131	$19,970	$7,963
Property operating expenses	6,304	5,838	2,540
Depreciation and amortization	5,915	6,176	1,748

	$6,912	$7,956	$3,675

Operating revenues decreased $8.0 million (7.7%) in 2004 as compared to 2003 and increased $9.7 million (10.3%) in 2003 as compared to 2002. Revenues in 2004 decreased primarily due to decreases in minimum base rents ($4.5 million), recoveries from tenants ($2.7 million), and other tenant charges ($0.5 million). These decreases are due primarily to lower occupancy rates during the first three quarters of 2004 and lower rental rates for new and renewing tenants during 2004. Minimum base rents increased ($9.9 million) in 2003 as compared to 2002 due primarily to the operating properties acquired during 2002 ($12.0 million), partially offset by declines in occupancy ($2.7 million).

Property operating expenses decreased $0.9 million (2.5%) in 2004 as compared to 2003 and increased $3.3 million (10.0%) in 2003 as compared to 2002. The decrease in 2004 is due primarily to lower insurance costs ($0.5 million) and bad debt expense ($0.1). The increase in 2003 as compared to 2002 relates primarily to the three properties acquired during 2002 ($3.3 million).

General and administrative expenses decreased $0.3 million (3.3%) in 2004 as compared to 2003 and increased $4.9 million (114.0%) during 2003 as compared to 2002. The decrease in 2004 was due primarily to decreased allocations of expense from CarrAmerica ($0.3 million). The increase in 2003 was primarily a result of increased allocations ($5.6 million) of expense from CarrAmerica partially offset by decreased legal expenses ($0.5 million). During 2003, CarrAmerica revised and refined its general and administrative cost accounting procedures to allocate certain costs on a specific identification basis and to allocate general costs to subsidiaries based on their respective assets. In prior periods, allocations of these expenses were based primarily on full time equivalent employees. The change in allocation methodology resulted in an increase in expenses allocated to us in 2003 as compared with 2002. Management believes the allocation method being used is reasonable.

Depreciation and amortization expense increased $0.2 million (0.6%) in 2004 as compared to 2003 and $5.5 million (20.8%) in 2003 as compared to 2002. The increase in 2004 was due primarily to increased depreciation of tenant improvements ($0.2 million). The increase in 2003 was a result of the acquisitions of properties during 2002 ($4.4 million).

Interest expense decreased $0.3 million (3.1%) in 2004 as compared to 2003 and $4.8 million (32.9%) in 2003 as compared to 2002. The decrease in 2004 was due primarily to the effects of a decrease in outstanding debt ($0.9 million) partially offset by increases in rates ($0.6 million). During 2004 our mortgages and notes payable balance decreased $20.8 million as a result of repayments of mortgages payable ($39.6 million), partially offset by increased borrowings from affiliates ($18.8 million). The decrease in 2003 was due primarily to lower interest on loans from affiliates ($2.7 million) due primarily to lower working capital borrowings. In addition, interest for 2002 included $0.7 million related to $63.5 million of mortgages assumed in connection with property acquisitions that were repaid in the fourth quarter of 2002.

Other income decreased $0.4 million (12.9%) in 2004 as compared to 2003 and $0.8 million (20.5%) in 2003 as compared to 2002. The decrease in 2004 was due primarily to a decrease in interest income ($0.4 million). The decrease in 2003 was due primarily to a decrease in equity in earnings of unconsolidated entities ($0.9 million) primarily as a result of increased vacancies in properties owned by these entities.

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or to support other needs.

During 2004, we disposed of our Tower of the Hills property. We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. We have no continuing involvement with the Tower of the Hills property after the sale and accordingly, the gain on this sale, the impairment loss and the operating results of this property are classified as discontinued operations.

During 2003 we did not dispose of any operating properties, although we reduced a previously recognized gain $0.4 million for additional costs related to a sold property. During 2002, we sold two properties (Wasatch 17 and Commons at Las Colinas) for approximately $129.4 million recognizing a gain of $22.4 million. We also recognized impairment losses of $1.0 million on two parcels of land.

Discontinued operations - net operations of properties sold or held for sale decreased $1.0 million in 2004 as compared to 2003 and $4.3 million in 2003 as compared to 2002. The decrease in 2004 was due primarily to the sale of our Tower of the Hills property in the first quarter of 2004. The decrease in 2003 was due primarily to the sale of Commons at Las Colinas in August 2002. The Commons at Las Colinas was a significantly larger property than Tower of the Hills.

Net operations of properties classified as discontinued operations are summarized as follows:

(In thousands)	2004	2003	2002
Revenues	$561	$3,639	$12,085
Property expenses	266	1,772	2,183
Depreciation and amortization	—	525	4,326

Net operations of properties sold or held for sale	295	1,342	5,576
Impairment loss	—	(3,045)	—
Gain on sale of properties	66	—	22,404

Discontinued Operations	$361	$(1,703)	$27,980

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Cash provided by operating activities	$46.9	$43.4	$49.2	$3.5	$(5.8)
Cash provided by (used by) investing activities	2.1	(8.3)	25.5	10.4	(33.8)
Cash used in financing activities	(48.9)	(36.7)	(74.3)	12.2	(37.6)

Operations provided net cash of $46.9 million in 2004 as compared to $43.4 million in 2003 and $49.2 million in 2002. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities provided net cash of $2.1 million in 2004, used net cash of $8.3 million in 2003, and provided net cash of $25.5 million in 2002. The change in cash flows from investing activities in 2004 as compared to 2003 was due primarily to increased proceeds from dispositions of properties ($10.5 million) and reduced costs of acquisition and development of rental property ($3.3 million), partially offset by a decrease in distributions from unconsolidated entities ($3.6 million). The change in cash flows from investing activities in 2003 as compared to 2002 was due primarily to decreased proceeds from dispositions of properties ($129.4 million), partially offset by decreased acquisition and development of rental properties ($95.6 million).

Financing activities used net cash of $48.9 million, $36.7 million, and $74.3 million in 2004, 2003, and 2002, respectively. The increase in net cash used in financing activities in 2004 as compared to 2003 was due primarily due to increased distributions on mandatorily redeemable partnership units ($8.2 million) due primarily to the distributions of available cash to Class B Unitholders (affiliates of CarrAmerica) pursuant to our partnership agreement and net repayments on debt and amounts due to affiliates ($4.1 million). The decrease in cash used in financing activities in 2003 as compared to 2002 was due primarily to lower repayments on mortgages and notes payable ($73.2 million), partially offset by increased net repayments of advances from affiliates ($35.4 million).

Liquidity and Capital Resources

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its unsecured credit facility. On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous unsecured senior credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.05% as of December 31, 2004. As of December 31, 2004, $295.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $169.1 million available for borrowing. We and CarrAmerica derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During 2005, we expect that we will have significant capital requirements, including the following items. There can be no assurances that our capital requirements will not be materially higher or lower than these expectations.

•	Approximately $2-3 million in distributions to Unitholders (other than Class B Unitholders);

•	Approximately $16 - $22 million to invest in our existing portfolio of operating assets, including approximately $14 - $19 million to fund tenant-related capital requirements;

•	Approximately $9 - $13 million to convert an office building in Southern California to a biotechnology building

We expect to meet our capital requirements using cash generated by our real estate operations.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay distributions to Unitholders, to acquire additional properties and land, and to pay for construction in progress. However, as a result of general economic downturns, if CarrAmerica’s credit rating is downgraded, if rental rates on new leases are significantly lower than expiring leases or if our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the value of our securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Under the our partnership agreement to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate of $0.50 per unit per quarter. Cash flows from operations increased slightly from $43.4 million in 2003 to $46.9 million in 2004. We expect our cash flow from operations to be lower in 2005 than 2004 and tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to CarrAmerica’s Management’s Discussion and Analysis, including but not limited to, continued declines in rental rates compared to the rates on expiring leases. We expect that these factors will negatively impact our cash flows from operations. We currently expect to maintain our distribution rate of $0.50 per unit per quarter in 2005. We expect that operating cash flow will be sufficient to maintain these distributions. In the event available cash is insufficient to pay distributions at the current level we may be unable to make distributions to our Class B Unitholders.

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of its unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets of 60%; and

•	Restrictions on its ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmerica to maintain its status as a REIT.

As of December 31, 2004, CarrAmerica was in compliance with all of its debt covenants, however, its ability to draw on the unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. CarrAmerica’s maximum ratio of total debt to tangible fair market value of its assets cannot exceed 60% (55% prior to a modification on March 1, 2005). As of December 31, 2004, CarrAmerica’s total debt to tangible fair market value was 53.2%. CarrAmerica anticipates reducing its total debt ratio by paying down outstanding unsecured debt obligations using the proceeds from property dispositions expected to close in 2005. As a result, CarrAmerica does not expect to have any limitation on its ability to borrow under its line of credit during 2005.

Our total debt at December 31, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$32,206
Fixed rate notes payable to affiliate	37,634
Variable rate note payable to affiliate	27,000

$96,840

Our fixed rate debt bore an effective weighted average interest rate of 7.77% at December 31, 2004 and had a weighted average maturity of 4.7 years. The effective weighted average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 6.91% at December 31, 2004 and had a weighted average maturity of 4.2 years. Our variable rate note payable to affiliate at December 31, 2004 bore an interest rate of 100 basis points over 30-day LIBOR or 3.4% as of December 31, 2004. We repaid $40.3 million of fixed rate debt in 2004, of which $29.8 million was early extinguished. In connection with these extinguishments, we borrowed $19.5 million under a variable rate note from CarrAmerica and incurred prepayment penalties of $0.8 million which are included in interest expense.

During the third quarter of 2004, we transferred a note receivable of $7.4 million from CarrAmerica Development, Inc. to CarrAmerica as payment for amounts due to CarrAmerica. This transfer resulted in a decrease in notes receivable and due to affiliates. Additionally, due to affiliates decreased as a result of repayments consistent with cash flows generated during 2004.

During 2004 we made distributions of $10.6 million of which $8.4 million were to CarrAmerica. Under our partnership agreement, to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per CarrAmerica share that is paid to its shareholders. Pursuant to the partnership agreement, subsequent to distributions to Class A, Class D, and Class E Unitholders, we determined that cash was available to distribute to Class B Unitholders. CarrAmerica is the only holder of Class B Units.

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

Below is a summary of certain obligations that will require significant capital:

(In thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt[1]	$96.8	$1.3	$15.0	$33.4	$47.1
Interest on long term debt	35.6	5.9	11.7	10.9	7.1
Tenant-related capital[2]	4.5	4.5	—	—	—

[1]	See note 3 of Notes to Consolidated Financial Statements.

[2]	Committed tenant-related capital based on executed leases as of December 31, 2004.

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

Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.4 billion and $1.1 billion as of December 31, 2004 and 2003, respectively. These notes are in the following form:

	Note Principal
(In thousands)	12/31/2004	12/31/2003
7.20% notes due in 2004	$—	$150,000
6.625% notes due in 2005	100,000	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
3.625% notes due in 2009	225,000	—
6.875% notes due in 2008	100,000	100,000
5.125% notes due in 2011	200,000	—
7.125% notes due in 2012	400,000	400,000

	$1,375,000	$1,100,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of December 31, 2004, CarrAmerica was in compliance with all of its unsecured note covenants.

$150.0 million of senior unsecured notes matured on July 1, 2004 and were repaid on that date using borrowings from CarrAmerica’s unsecured credit facility.

$100 million of 6.625% senior unsecured notes are maturing March 2005. CarrAmerica expects to pay the notes at or before the scheduled maturity date from amounts drawn on its line of credit or the proceeds of property dispositions. We expect we will be a guarantor on any new financing CarrAmerica may undertake.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investor lacks one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we have no VIEs and are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method. In December 2003, the FASB issued a revised Interpretation No. 46 which modified and clarified various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 also had no effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost. SFAS No. 150 was effective for us as of July 1, 2003 and adoption did not affect our financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transaction be recognized in financial statements. It is required to be applied for reporting periods beginning after June 15, 2005. CarrAmerica intends to adopt SFAS No. 123 (R) using the modified prospective application method which requires, among other things, that it recognize compensation costs for all awards outstanding at July 1, 2005, for which the requisite service has not yet been rendered. Because CarrAmerica has used a fair value based method of accounting for stock based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and does not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at July 1, 2005, adoption of SFAS No. 123 (R) is not expected to have a material effect on compensation costs allocated to us by CarrAmerica.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

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

Increases in interest rates would increase our interest expense and adversely affect our cash flow. As of December 31, 2004, we had $96.8 million in total debt outstanding including $32.2 million in mortgages, $37.6 million in fixed rate debt to CarrAmerica and $27.0 million of variable rate debt to CarrAmerica. The mortgage loans mature in 2009 and have weighted average interest rate of 6.91%. There are three notes to CarrAmerica. The first note for $30.0 million (balance at December 31, 2004 of $25.6 million), bears interest at 8.5% and requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note requires interest only payments equal to 100 basis points over 30-day LIBOR or 3.4% as of December 31, 2004. The outstanding loan balance as of December 31, 2004 was $27.0 million and matures on December 31, 2017. The outstanding balance of these notes payable was $64.6 million and $45.8 million at December 31, 2004 and 2003, respectively.

A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of debt maturities at December 31, 2004:

(In Thousands)
2005	$1,345
2006	1,455
2007	13,572
2008	1,699
2009	30,563
2010 and thereafter	48,206

$96,840

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $1.7 million. The estimated fair market value of the fixed rate debt instruments at December 31, 2004 and 2003 was $77.6 million and $121.8 million, respectively. A 10 percent change in the market interest rate on our variable debt would not result in a material change in our interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation was performed under the supervision of our management, including CarrAmerica’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have no directors or executive officers. GP Holdings, our sole general partner, has no directors or executive officers and is managed by CarrAmerica through CarrAmerica Realty Operating Partnership, L. P., the sole member of GP Holdings.

The additional information required by this item concerning directors and executive officers of CarrAmerica is incorporated by reference to the information under the heading “Election of Directors (Proposal 1),” in CarrAmerica’s definitive proxy statement for the annual meeting of its stockholders to be held on April 28, 2005 (the “CarrAmerica Proxy Statement’) and under the headings “Item 1. Business-The Company-Our Directors” and “- Our Executive Officers and Certain Key Employees” in the 2004 CarrAmerica 10-K.

Item 11.	EXECUTIVE COMPENSATION

We have no directors or executive officers. GP Holdings, our sole general partner, has no directors or executive officers and is managed by CarrAmerica through CarrAmerica Realty Operating Partnership, L. P., the sole member of GP Holdings. The information required by this item with respect to CarrAmerica’s executive officers is incorporated by reference to the information in the CarrAmerica Proxy Statement under the heading “Executive Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of February 19, 2005, regarding the beneficial ownership of Units by each person we know to be the beneficial owner of more than five percent of our outstanding Units. As of February 19, 2005, no director or executive officer of CarrAmerica beneficially owned any Units. Each entity named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by that person, except as otherwise set forth in the notes to the table.

Name and Business Address of Beneficial Owner	Number of Units	Percent of Unit[2]
CarrAmerica Realty Corporation[1]	13,236,154	92.2%
CarrAmerica Realty LP Holdings, LLC	13,092,424	91.2%
CarrAmerica Realty GP Holdings, LLC	143,630	1.0%
1850 K Street, NW
Washington, DC 20006

[1]	Includes 13,092,424 Units held by LP Holdings and 143,630 Units held by GP Holdings, each of which is an indirect wholly owned subsidiary of CarrAmerica.

[2]	Based on 14,362,972 Units outstanding as of February 19, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CarrAmerica Realty Services, LLC (“CARS”), an indirect wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of our office properties. During 2004 we incurred management fees of $2.3 million for CARS services.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to the information under the heading “Independent Registered Public Accounting Firm” in the CarrAmerica Proxy Statement.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

Reference is made to the Index to Financial Statements and Schedules on page 28.

15(a)(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedules on page 28.

15(b) Exhibits

4.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 31, 2002 (incorporated by reference to Exhibit 10.1 to CarrAmerica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.2	Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

4.3	Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica's 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

4.4	Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on October 2, 1998).

4.5	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on January 11, 2002)

4.6	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.7	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.8	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.9	Indenture for Senior Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Partnership’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

4.10	Indenture for Subordinated Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Partnership’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

10.1	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004).

10.2	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as Administrative Agent on behalf of the Banks (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004).

21.1	List of Subsidiaries*

23.1	Consent of KPMG LLP, dated March 7, 2005.*

24.1	Power of Attorney of Andrew F. Brimmer (incorporated by reference to Exhibit 24.1 to CarrAmerica’s 2004 Annual Report on Form 10-K).

24.2	Power of Attorney of Joan Carter (incorporated by reference to Exhibit 24.2 to CarrAmerica’s 2004 Annual Report on Form 10-K).

24.3	Power of Attorney of Timothy Howard (incorporated by reference to Exhibit 24.3 to CarrAmerica’s 2004 Annual Report on Form 10-K).

24.4	Power of Attorney of Wesley S. Williams, Jr. (incorporated by reference to Exhibit 24.4 to CarrAmerica’s 2004 Annual Report on Form 10-K).

24.5	Power of Attorney of Robert E. Torray (incorporated by reference to Exhibit 24.5 to CarrAmerica’s 2004 Annual Report on Form 10-K).

31.1	Rule 13a-14(a) Certification from Mr. Thomas A. Carr dated March 7, 2005*

31.2	Rule 13a-14(a) Certification from Mr. Stephen E. Riffee, dated March 7, 2005*

32.1	Section 1350 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee dated March 7, 2005*

99.1	Item 1–Business–The Company–Risk Factors,” (incorporated by reference to CarrAmerica’s annual Report on Form 10-K for the year ended December 31, 2004).*

99.2	“Item 5–Market for Registrant’s Common Equity & Related Stockholder Matters,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2004).*

99.3	“Election of Directors (Proposal 1),” (incorporated by reference to CarrAmerica’s Proxy Statement on Schedule 14A related to CarrAmerica’s stockholders in connection with CarrAmerica’s 2005 Annual Meeting of Stockholders).

99.4	“Item 1–Business–The Company–Directors of the Company,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2004).*

99.5	“Item 1–Business–The Company–Executive Officers and Certain Key Employees of the Company,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

99.6	“Executive Compensation,” (incorporated by reference to CarrAmerica's Proxy Statement on Schedule 14A related to CarrAmerica's 2005 Annual Meeting of Stockholders).

* Filed herewith

15(c) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 7, 2005.

CARRAMERICA REALTY, L.P.
a Delaware limited partnership

By:	CarrAmerica Realty GP Holdings, LLC, its general partner

By:	CarrAmerica Realty Operating Partnership, L.P., its sole member

By:	CarrAmerica Realty Corporation, its general partner

By:	/s/ THOMAS A. CARR
Thomas A. Carr
Chief Executive Officer (of CarrAmerica Realty Corporation, the general partner of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of CarrAmerica Realty Corporation and in the capacities indicated on March 7, 2005.

Signature	Title

/s/ THOMAS A. CARR Thomas A. Carr	Chief Executive Officer and Chairman of the Board

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President and Chief Operating Officer

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	Chief Financial Officer

/s/ KURT A. HEISTER Kurt A. Heister	Senior Vice President, Controller and Treasurer

* Andrew F. Brimmer	Director

* Joan Carter	Director

* Timothy Howard	Director

* Robert E. Torray	Director

* Wesley S. Williams, Jr.	Director

*By:	/s/ STEPHEN E. RIFFEE
Stephen E. Riffee

Attorney-in-fact

CARRAMERICA REALTY, L.P.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Consolidated Financial Statements and Schedules of CarrAmerica Realty, L.P. and Subsidiaries and the Report of Independent Registered Public Accounting Firm thereon are attached hereto:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Washington, D.C.

February 22, 2005, except as to note 3, which

is as of March 1, 2005

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2004, and 2003

(In thousands)	2004	2003
Assets
Rental property:
Land	$127,458	$127,458
Buildings	579,220	575,985
Tenant improvements	61,633	53,463
Furniture, fixtures and equipment	1,626	2,097

	769,937	759,003
Less – accumulated depreciation	(158,043)	(130,471)

Total rental property	611,894	628,532

Land held for development	5,826	5,832
Assets related to property held for sale	—	10,626
Restricted deposits	—	115
Accounts receivable, net	2,957	9,724
Investments in unconsolidated entities	41,227	41,563
Accrued straight-line rents	18,300	16,806
Tenant leasing costs, net	10,689	9,564
Intangible assets, net	7,394	6,876
Prepaid expenses and other assets	599	1,160

	$698,886	$730,798

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$32,206	$71,849
Notes payable to affiliates	64,634	45,817
Accounts payable and accrued expenses	14,645	10,945
Due to affiliates	8,872	25,118
Rent received in advance and security deposits	6,392	7,050

Total liabilities	126,749	160,779

Mandatorily redeemable partnership units (at redemption value)	37,188	37,211

Partners’ capital:
General partner	5,890	5,853
Limited partners	529,059	526,955

Total partners’ capital	534,949	532,808

Commitments and contingencies

	$698,886	$730,798

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002
Operating revenues:
Rental revenue:
Minimum base rent	$80,085	$84,566	$74,689
Recoveries from tenants	11,409	14,145	14,918
Other tenant charges	3,306	3,793	3,325

Total rental revenue	94,800	102,504	92,932
Other revenue	739	968	838

Total operating revenues	95,539	103,472	93,770

Operating expenses:
Property expenses:
Operating expenses	26,776	27,520	23,955
Real estate taxes	8,511	8,648	8,976
General and administrative	8,917	9,161	4,305
Depreciation and amortization	32,065	31,868	26,372

Total operating expenses	76,269	77,197	63,608

Real estate operating income	19,270	26,275	30,162

Other (expense) income:
Interest expense	(9,544)	(9,825)	(14,628)
Interest income	359	812	811
Equity in earnings of unconsolidated entities	2,299	2,264	3,138

Net other expense	(6,886)	(6,749)	(10,679)

Income from continuing operations before impairment losses on real estate and gain (loss) on sales of properties	12,384	19,526	19,483

Impairment loss on real estate	—	—	(1,009)
Gain (loss) on sales of properties	12	(427)	—

Income from continuing operations	12,396	19,099	18,474

Discontinued operations	361	(1,703)	27,980

Net income	$12,757	$17,396	$46,454

Net income attributable to general partner	$128	$174	$465

Net income attributable to limited partners	$12,629	$17,222	$45,989

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2004, 2003 and 2002

(In thousands)	General Partner	Limited Partners	Total
Partners’ capital at December 31, 2001	$5,214	$465,628	$470,842

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	5,051	5,051
Net income	465	45,989	46,454

Partners’ capital at December 31, 2002	5,679	516,668	522,347

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	(6,935)	(6,935)
Net income	174	17,222	17,396

Partners’ capital at December 31, 2003	5,853	526,955	532,808

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	(2,233)	(2,233)
Distributions to Class B Unitholders	(91)	(8,292)	(8,383)
Net income	128	12,629	12,757

Partners’ capital at December 31, 2004	$5,890	$529,059	$534,949

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$12,757	$17,396	$46,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	32,065	32,393	30,698
(Gain) loss on sales of properties	(12)	427	—
Gain on sale of discontinued operations	(66)	—	(22,404)
Impairment losses on real estate	—	3,045	1,009
Equity in earnings of unconsolidated entities	(2,299)	(2,264)	(3,138)
Provision for uncollectible accounts	597	765	1,158
Other	(67)	(309)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,153	(349)	1,327
Increase in accrued straight-line rents	(1,347)	(3,070)	(1,476)
Additions to tenant leasing costs	(3,808)	(5,114)	(3,938)
(Increase) decrease in intangible assets, prepaid expenses and other assets	(1,255)	966	(572)
Increase (decrease) in accounts payable and accrued expenses	4,903	(1,150)	(24)
(Decrease) increase in rent received in advance and security deposits	(757)	650	123

Total adjustments	34,107	25,990	2,763

Net cash provided by operating activities	46,864	43,386	49,217

Cash flows from investing activities:
Acquisition and development of rental property and land	(11,162)	(14,429)	(110,071)
Distributions from unconsolidated entities	2,622	6,206	5,293
Contributions to unconsolidated entities	(4)	—	(109)
Decrease (increase) in restricted deposits	115	(115)	1,015
Proceeds from sales of properties	10,512	—	129,418

Net cash provided by (used by) investing activities	2,083	(8,338)	25,546

Cash flows from financing activities:
(Decrease) increase in due to affiliates	(17,486)	(31,305)	11,638
Distributions on mandatorily redeemable partnership units	(2,252)	(2,483)	(2,324)
Distributions on Class B partnership units	(8,383)	—	—
Proceeds from notes payable to affiliates	19,500	7,500	—
Repayments on mortgages and notes payable	(40,326)	(10,414)	(83,649)

Net cash used by financing activities	(48,947)	(36,702)	(74,335)

(Decrease) increase in cash and cash equivalents	—	(1,654)	428
Cash and cash equivalents, beginning of the period	—	1,654	1,226

Cash and cash equivalents, end of the period	$—	$—	$1,654

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $196 in 2002)	$8,880	$9,178	$14,940

Supplemental disclosure of noncash investing and financing activities:

(a)	In August 2002, we assumed $63.5 million of debt related to the purchase of two operating properties. The total purchase price of the properties was approximately $141.5 million.

(b)	In July 2004, we transferred a note receivable of $7.4 million from CarrAmerica Development, Inc., an affiliate, to CarrAmerica Realty Corporation.

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring developing and operating office buildings across the United States. As of December 31, 2004, we owned a controlling interest in a portfolio of 53 operating office buildings. As of December 31, 2004 we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

We are managed indirectly by CarrAmerica Realty Corporation, a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. (“the Operating Partnership”) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. are collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at December 31, 2004. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 91.2% interest in us at December 31, 2004, and various other individuals and entities, which collectively owned an approximate 7.8% interest in us at December 31, 2004.

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

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the depreciable lives of assets, evaluating the impairment of long-lived assets, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable. Actual results could differ from these estimates.

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us. During 2003, CarrAmerica revised and refined its general and administrative costs accounting procedures to allocate certain costs on a specific identification basis and to allocate general expenses to subsidiaries based on their respective assets. In prior years, allocations of these expenses were based primarily on full-time equivalent employees. Expenses allocated to us by CarrAmerica in 2004, 2003, and 2002 were $5.7 million, $6.0 million, and $0.4 million, respectively.

Effective January 1, 2004, all of our employees were transferred to and became employees of CarrAmerica. We contract with CarrAmerica for their services. During 2004, CarrAmerica charged us for the compensation costs of approximately 57 on-site employees. The compensation cost charged to us by CarrAmerica for these employees is equivalent to the cost we would have incurred if we were their employer. The compensation cost is charged separately from the general and administrative cost allocation made to us by CarrAmerica.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c)	Rental Property

Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the Statements of Operations if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

between (a) the contractual amounts to be paid under the lease and (b) our estimate of fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider included the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense.

(e)	Geographic Concentration

As of December 31, 2004, we owned greater than 50% interests in 53 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income¹ for the Year Ended 12/31/04
Washington, D.C. Metro	5	594,473	19.8
Southern California	7	602,603	13.4
Phoenix	4	532,506	16.7
San Francisco Bay Area	5	451,256	11.7
Denver	7	718,760	11.5
Salt Lake City	10	550,399	8.4
Dallas	7	645,752	7.1
Chicago	3	317,429	5.6
Austin	4	265,901	3.3
Seattle	1	95,290	2.5

	53	4,774,369	100.0

[1]	Property operating income is property operations revenue less property operating expenses.

(f)	Tenant Leasing Costs

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

We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

taxes, insurance and other costs in the period in which the related expenses are incurred. We recognize revenues for rents that are based on a percentage of a tenant’s sales in excess of levels specified in the lease agreement when the tenant’s sales actually exceed the specified minimum level. We recognize lease termination fees on the termination date or over the shortened remaining term of the lease.

We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

We provide an allowance for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2004, 2003, and 2002, we recognized bad debt expense of $0.6 million, $0.7 million, and $1.2 million, respectively.

(i)	Income and Other Taxes

We make no provision for federal and state income taxes because the partners report their share of our taxable income or loss and any available tax credits on their income tax returns. As of December 31, 2004 our net book basis in depreciable assets exceeded our net tax basis by $66.0 million.

(j)	Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(k)	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investor lacks one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we have no VIEs and are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 also had no effect on our financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied for reporting periods beginning after June 15, 2005. CarrAmerica intends to adopt SFAS No. 123 (R) using the modified prospective application method which requires, among other things, that it recognize compensation costs for all awards outstanding at July 1, 2005, for which the requisite service has not yet been rendered. Because CarrAmerica has used a fair value based method of accounting for stock based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and does not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at July 1, 2005, adoption

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of SFAS No. 123 (R) is not expected to have a material effect on compensation costs allocated to us by CarrAmerica.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

(2)	Mandatorily Redeemable Partnership Units

Our ownership is expressed in partnership units (“Units”). These Units are redeemable at the option of the holders for, as determined by CarrAmerica, a like number of shares of common stock of CarrAmerica or cash. Since these Units are redeemable at the option of the holders and this decision is outside our control, they are classified outside partners’ capital on the balance sheet as redeemable partnership units and measured at the redemption value as of the end of the periods presented. As of December 31, 2004 and December 31, 2003, there were 1,126,918 and 1,249,527 redeemable Units outstanding, respectively. The value of the redeemable Units is based on the closing market price of CarrAmerica common stock, which was $33.00 per share as of December 31, 2004 and $29.78 per share as of December 31, 2003.

(3)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	December 31, 2004	December 31, 2003
Fixed rate mortgages	$32,206	$71,849
Fixed rate notes payable to affiliate	37,634	38,317
Variable rate note payable to affiliate	27,000	7,500

	$96,840	$117,666

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The mortgages payable outstanding at December 31, 2004 mature in 2009. The weighted average interest rate of fixed rate mortgages and notes payable was 7.77% at December 31, 2004 and 7.90% at December 31, 2003. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 6.91% as of December 31, 2004 and 7.58% as of December 31, 2003. We repaid $40.3 million of fixed rate debt in 2004, of which $29.8 million was early extinguished. In connection with these extinguishments, we borrowed $19.5 million under a variable rate note from CarrAmerica and incurred prepayment penalties of $0.8 million which are included in interest expense.

We have three loans with CarrAmerica. The first is a $30.0 million loan (balance at December 31, 2004 of $25.6 million) that bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note requires interest only payments equal to 100 basis points over 30-day LIBOR (3.4% as of December 31, 2004) and matures on December 31, 2017. Total interest paid to CarrAmerica under these loans was $3.3 million, $3.3 million, and $3.6 million in 2004, 2003, and 2002, respectively.

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous unsecured senior credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.05% as of

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004. As of December 31, 2004, $295.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $169.1 million available for borrowing.

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of its unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets of 60%; and

•	Restrictions on its ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmerica to maintain its status as a REIT.

As of December 31, 2004, CarrAmerica was in compliance with all of its debt covenants, however, its ability to draw on the unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. CarrAmerica’s maximum ratio of total debt to tangible fair market value of its assets cannot exceed 60% (55% prior to a modification on March 1, 2005). As of December 31, 2004, CarrAmerica’s total debt to tangible fair market value was 53.2%. CarrAmerica anticipates reducing its total debt ratio by paying down outstanding unsecured debt obligations using the proceeds from property dispositions expected to close in 2005. As a result, CarrAmerica does not expect to have any limitation on its ability to borrow under its line of credit during 2005.

Debt maturities at December 31, 2004 are as follows:

(In thousands)
2005	$1,345
2006	1,455
2007	13,572
2008	1,699
2009	30,563
2010 and thereafter	48,206

$96,840

The estimated fair value of our mortgages payable and fixed rate notes payable to affiliate at December 31, 2004 and 2003 was approximately $77.6 million and $121.8 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. $27.0 million (27.9%) of our total debt was subject to variable interest rates.

(4)	Partners’ Capital Contributions, Distributions and Participation Percentages

Our Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) details the rights of our owners. Our ownership is expressed in Units. Units currently are designated as Class A, B, C, D or E Units. Class D Units have first preference. Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of available cash (defined in the Partnership Agreement). Class C Units do not share in the allocation of available cash. All Class C Units have been converted to Class A Units. Class E Units have a special allocation of our losses. At December 31, 2004 and 2003, affiliates of CarrAmerica owned all of our outstanding Class B Units.

Each holder of Class A Units, Class D Units or Class E Units may require us to redeem their Units. Redemption is subject to certain limitations. Upon redemption of a Unit, the holder will receive, at CarrAmerica’s option, either (i) cash in the amount equal to the market value of one share of CarrAmerica common stock (subject to certain anti-dilution adjustments) or (ii) one share of CarrAmerica common stock. In

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

lieu of us redeeming Class A, Class D or Class E Units for cash, CarrAmerica has the right to assume directly and satisfy the redemption right of a Unit holder. Holders of Class B Units are not entitled to exercise this redemption right.

Units outstanding were as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Class A Units	950,309	986,053	955,574
Class B Units	13,236,054	13,113,445	13,054,561
Class C Units	—	—	89,363
Class D Units	160,089	246,954	246,954
Class E Units	16,520	16,520	16,520

	14,362,972	14,362,972	14,362,972

During 2004 we made distributions of $10.6 million of which $8.4 million were paid to affiliates of CarrAmerica.

(5)	Lease Agreements

Space in our rental properties is leased to approximately 343 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant operating leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2004 are summarized as follows:

(In thousands)	Future Minimum Rent	Percentage of Total Space Under Lease Expiring
2005	$75,645	7.3
2006	70,753	3.9
2007	60,616	23.4
2008	42,976	12.5
2009	33,334	10.4
2010 & thereafter	70,561	30.4

	$353,885

The leases also generally provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

(6)	Investments in Unconsolidated Entities and Affiliate Transactions

CarrAmerica utilizes joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when it desires to limit capital deployment in certain of its markets. We own interests ranging from 21.2% to 49.0% in real estate properties through unconsolidated entities. We had three investments as of December 31, 2004, 2003 and 2002.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The combined condensed financial information for the unconsolidated entities accounted for using the equity method is as follows:

	December 31,
(In thousands)	2004	2003
Balance Sheets
Assets
Rental property, net	$441,434	$449,959
Land and construction in progress	31,181	27,940
Cash and cash equivalents	8,063	11,869
Other assets	36,060	20,563

	$516,738	$510,331

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$263,824	$265,595
Other liabilities	23,252	18,530

Total liabilities	287,076	284,125
Partners’ capital	229,662	226,206

	$516,738	$510,331

	2004	2003	2002
Statements of Operations
Revenue	$84,337	$84,305	$83,893
Depreciation and amortization expense	23,006	22,819	23,069
Interest expense	18,199	18,913	17,750
Other expenses	30,479	31,720	30,480

Net income	$12,653	$10,853	$12,594

CarrAmerica Realty Services, Inc. (“CARSI”), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all our office properties. During 2004, 2003 and 2002, respectively, we incurred management fees of $2.3 million, $2.6 million, and $2.5 million, respectively, for services performed by CARSI.

(7)	Gain (Loss) on Sale of Properties, Impairment Losses on Real Estate and Discontinued Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable.

During 2004 we did not acquire any real estate properties. We disposed of our Tower of the Hills property, resulting in proceeds of approximately $10.5 million and recognized a gain of $0.1 million. We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. We have no continuing involvement with the Tower of the Hills property after the sale and accordingly, the gain on this sale, the impairment loss and the operating results of this property are classified as discontinued operations. Tower of the Hills was subject to a contract for sale at December 31, 2003, and met our criteria for the property and related assets to be classified as held for sale at that date.

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The operating results of properties classified as discontinued operations are summarized as follows:

(In thousands)	2004	2003	2002
Revenues	$561	$3,639	$12,085
Property expenses	266	1,772	2,183
Depreciation and amortization	—	525	4,326

Net operations of properties sold or held for sale	295	1,342	5,576
Impairment loss	—	(3,045)	—
Gain on sale of properties	66	—	22,404

Discontinued Operations	$361	$(1,703)	$27,980

(8)	Commitments and Contingencies

We participated in CarrAmerica’s 401(k) plan for employees. Our contributions to the plan were $312,000 in 2003 and $256,000 in 2002. In 2004, all of our employees transferred to and are now employed by CarrAmerica.

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

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $1.375 billion as of December 31, 2004. These notes are in the following form:

(In thousands)	Note Principal
6.625% notes due in 2005	$100,000
7.375% notes due in 2007	125,000
5.261% notes due in 2007	50,000
5.25% notes due in 2007	175,000
3.625% notes due in 2009	225,000
6.875% notes due in 2008	100,000
5.125% notes due in 2011	200,000
7.125% notes due in 2012	400,000

$1,375,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with financial covenants of the credit facility.

As of December 31, 2004 CarrAmerica was in compliance with all of its unsecured note covenants.

(9)	Intangible Assets

The following is a summary of our intangible assets as of December 31, 2004 and 2003:

(In thousands)	2004	2003
In-place lease intangibles	$7,860	$7,860
Lease incentive costs	2,163	351
Less: Accumulated amortization	(2,629)	(1,335)

Net intangible assets	$7,394	$6,876

(10)	Quarterly Financial Information (unaudited)

The following is a summary of quarterly results of operations for 2004 and 2003:

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenues	$25,080	$24,113	$22,716	$23,630
Real estate operating income	5,885	4,910	4,102	4,373
Income from continuing operations	4,087	3,181	3,120	2,008
Income (loss) from discontinued operations	366	—	(5)	—
Net income	4,453	3,181	3,115	2,008

2003
Operating revenues	$26,291	$26,281	$25,489	$25,411
Real estate operating income	8,645	7,593	7,044	2,993
Income from continuing operations	6,784	5,672	5,320	1,323
Income (loss) from discontinued operations	284	295	346	(2,628)
Net income (loss)	7,068	5,967	5,666	(1,305)

Note: Net loss for the fourth quarter of 2003 includes an impairment loss on discontinued operations of $3.0 million related to our Tower of the Hills property.

CarrAmerica Realty, L.P. and Subsidiaries

Schedule II: Valuations and Qualifying Accounts

(In thousands) Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve[1]	Balance End of Period
Allowance for Doubtful Accounts:

Year Ended:

December 31, 2004	$553	$597	$(118)	$1,032

December 31, 2003	780	748	(975)	553

December 31, 2002	2,106	1,158	(2,484)	780

[1]	Balance written off as uncollectible

CarrAmerica Realty, L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands) Properties	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition[1]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
		Land	Buildings and Improvements		Land	Building and Improvements
Suburban Washington, D.C.:
Trans Potomac V Plaza	—	2,604	16,904	325	2,604	17,229	19,833	1,381	1982	2002
Canal Center	—	17,848	98,580	845	17,848	99,425	117,273	7,865	1986,1988	2002

Orange County/Los Angeles:
South Coast Executive Center	14,114	3,324	17,212	7,427	3,388	24,575	27,963	8,195	1987	1996
2600 W. Olive	18,092	3,855	25,054	5,255	3,904	30,260	34,164	8,707	1986	1997
Bay Technology Center	—	2,442	11,164	2,035	2,462	13,179	15,641	3,558	1985	1997

San Diego:
Towne Center Technology Park	—	5,123	11,754	4,381	5,135	16,123	21,258	3,825	1989	1998
Torrey Pines Research Center	—	6,711	12,343	1,135	6,711	13,478	20,189	1,211	1989	2002

San Francisco Bay Area:
San Mateo Center	—	15,426	24,682	6,527	15,527	31,108	46,635	8,866	1986	1997
Mountain View Gateway Center	—	13,637	37,946	14	13,630	37,967	51,597	4,694	1998	2001

Denver, CO:
Harlequin Plaza	—	4,746	21,344	11,924	4,747	33,267	38,014	11,929	1981	1996
Quebec Court I & II	—	2,368	19,819	10,491	2,371	30,307	32,678	11,016	1979-1980	1996
Quebec Centre	—	1,423	5,659	2,233	1,423	7,892	9,315	3,059	1985	1996

Seattle, WA:
Canyon Park Commons		2,375	9,958	1,529	2,380	11,482	13,862	2,993	1988	1997

Salt Lake City, UT:
Sorenson Research Park	—	5,879	25,304	10,527	7,322	34,388	41,710	10,322	1988-1997, 1999	1997
Wasatch Corporate Center	—	5,954	15,495	4,634	4,528	21,555	26,083	6,010	1996	1997
Wasatch Corporate Center 16	—	1,172	—	495	1,667	—	1,667	—	N/A	1999

Chicago, IL:
Bannockburn I, II, IV	—	5,362	35,657	8,251	5,397	43,873	49,270	14,038	1980, 1988	1997

Austin, TX:
City View Centre	—	1,718	13,854	3,618	1,720	17,470	19,190	6,424	1985	1996
City View Center	—	1,890	—	13,757	2,107	13,540	15,647	5,143	1998	1996

Dallas, TX:
Cedar Maple Plaza	—	1,220	10,982	2,418	1,225	13,395	14,620	4,086	1985	1997
Quorum North	—	1,357	9,078	2,754	1,368	11,821	13,189	3,890	1983	1997
Quorum Place	—	1,941	14,234	5,391	1,954	19,612	21,566	5,724	1981	1997
Royal Ridge	—	1,960	—	651	2,611	—	2,611	—	N/A	2000
Two Mission Park	—	823	4,326	1,977	831	6,295	7,126	2,035	1983	1997
5000 Quorum	—	1,774	15,616	3,006	1,783	18,613	20,396	4,874	1984	1998

Phoenix, AZ:
Qwest Communications	—	18,517	74,069	786	18,641	74,731	93,372	17,541	1988	1997

CarrAmerica Realty, L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition[1]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition

(In thousands) Properties		Land	Buildings and Improvements		Land	Building and Improvements

PROPERTY TOTALS	32,206	131,449	531,034	112,386	133,284	641,585	774,869	157,386
Corporate fixed assets	—	—	—	—	—	894	894	657

TOTAL	$32,206	$131,449	$531,034	$112,386	$133,284	$642,479	$775,763	$158,043

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $545,897,000 at December 31, 2004.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2004, 2003 and 2002 are as follows:

	Real Estate Assets
(in thousands)	2004	2003	2002
Balance, beginning of period	$764,835	$768,509	$719,889
Acquisitions	—	—	161,983
Improvements	11,162	13,126	15,257
Sales, retirements and write-offs	(234)	(16,800)	(128,620)

Balance, end of period	$775,763	$764,835	$768,509

	Accumulated Depreciation
(in thousands)	2004	2003	2002
Balance, beginning of period	$130,471	$106,257	$92,912
Depreciation for the period	27,806	28,814	27,244
Sales, retirements and write-offs	(234)	(4,600)	(13,899)

Balance, end of period	$158,043	$130,471	$106,257

[1]	Costs capitalized are offset by retirement and writeoffs.