Form 10-Q
period 2005-03-31
CARRAMERICA REALTY L P
filed 2005-05-05
CIK 1040554

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2005

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of April 25, 2005: 14,362,972

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

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2005 and December 31, 2004

(In thousands)	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Rental property:
Land	$127,458	$127,458
Buildings	575,559	579,220
Tenant improvements	63,061	61,633
Furniture, fixtures, and equipment	1,628	1,626

	767,706	769,937
Less – accumulated depreciation	(165,131)	(158,043)

Total rental property	602,575	611,894

Land held for development	5,859	5,826
Accounts receivable, net	2,974	2,957
Investments in unconsolidated entities	42,205	41,227
Accrued straight-line rents	19,052	18,300
Tenant leasing costs, net	10,887	10,689
Intangible assets, net	7,116	7,394
Prepaid expenses and other assets	456	599

	$691,124	$698,886

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$32,059	$32,206
Notes payable to affiliates	64,454	64,634
Accounts payable and accrued expenses	8,797	14,645
Due to affiliates	7,597	8,872
Rents received in advance and security deposits	7,234	6,392

Total liabilities	120,141	126,749

Mandatorily redeemable partnership units (at redemption value)	31,800	37,188

Partners’ capital:
General partner	5,884	5,890
Limited partners	533,299	529,059

Total partners’ capital	539,183	534,949

Commitments and contingencies

	$691,124	$698,886

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statement of Operations

For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
(Unaudited and in thousands)	2005	2004
Operating revenues:
Rental revenue:
Minimum base rent	$20,378	$20,578
Recoveries from tenants	2,739	3,422
Parking and other tenant charges	1,172	882

Total rental revenue	24,289	24,882
Other revenue	214	198

Total operating revenues	24,503	25,080

Operating expenses:
Property expenses:
Operating expenses	6,805	6,658
Real estate taxes	2,126	2,218
General and administrative	2,461	2,277
Depreciation and amortization	8,180	8,042

Total operating expenses	19,572	19,195

Real estate operating income	4,931	5,885

Other (expense) income:
Interest expense	(1,826)	(2,401)
Interest income	7	172
Equity in earnings of unconsolidated entities	254	424

Net other expense	(1,565)	(1,805)

Income from continuing operations before impairment losses and gain on sales of properties	3,366	4,080

Impairment losses on real estate	(4,000)	—
Gain on sales of properties	—	7

(Loss) income from continuing operations	(634)	4,087

Discontinued operations	—	366

Net (loss) income	$(634)	$4,453

Net (loss) income attributable to general partner	$(6)	$45

Net (loss) income attributable to limited partners	$(628)	$4,408

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
(Unaudited and in thousands)	2005	2004
Cash flows from operating activities:
Net (loss) income	$(634)	$4,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	8,180	8,042
Impairment losses on real estate	4,000	—
Gain on sale of properties	—	(7)
Gain on sale of discontinued operations	—	(66)
Equity in earnings of unconsolidated entities	(254)	(424)
Other	95	(232)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(17)	881
Increase in accrued straight-line rents	(752)	(544)
Additions to tenant leasing costs	(1,025)	(137)
Decrease in intangible assets and prepaid expenses and other assets	84	414
Decrease in accounts payable and accrued expenses	(5,848)	(1,355)
Increase (decrease) in rent received in advance and security deposits	842	(1,628)

Total adjustments	5,305	4,944

Net cash provided by operating activities	4,671	9,397

Cash flows from investing activities:
Acquisition and development of rental property	(1,802)	(2,581)
Distributions from unconsolidated entities	549	434
Contributions to unconsolidated entities	(1,296)	—
Proceeds from sale of property	—	10,512
Other	—	(95)

Net cash (used in) provided by investing activities	(2,549)	8,270

Cash flows from financing activities:
Decrease in due to affiliates	(1,275)	(10,539)
Distributions on mandatorily redeemable partnership units	(520)	(582)
Repayments on mortgages and notes payable	(327)	(6,049)

Net cash used by financing activities	(2,122)	(17,170)

Increase in cash and cash equivalents	—	497
Cash and cash equivalents, beginning of the period	—	—

Cash and cash equivalents, end of the period	$—	$497

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,608	$2,227

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of March 31, 2005, we owned a controlling interest in a portfolio of 53 operating office buildings. As of March 31, 2005, we also owned a minority interest in 31 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

We are managed indirectly by CarrAmerica Realty Corporation, a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. (“the Operating Partnership”) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. are collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, LLC (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at March 31, 2005. Our limited partners are CarrAmerica Realty LP Holdings, LLC, a wholly owned subsidiary of CarrAmerica, which owned an approximate 91.9% interest in us at March 31, 2005, and various other individuals and entities, which collectively owned an approximate 7.1% interest in us at March 31, 2005.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2004 annual report on Form 10-K. Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We consolidate all entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we are the primary beneficiary. We use the equity method to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with U.S. generally accepted accounting principles. Significant estimates are required in a number of areas, including evaluating the impairment of long-lived assets, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable. Actual results could differ from these estimates.

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us.

(c)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	March 31, 2005	December 31, 2004
Fixed rate mortgages	$32,059	$32,206
Fixed rate notes payable to affiliate	37,454	37,634
Variable rate note payable to affiliate	27,000	27,000

	$96,513	$96,840

We have fixed rate debt either in the form of mortgages payable (collateralized by properties) or notes payable to affiliates. The weighted average interest rate of our fixed rate debt at March 31, 2005 was 7.77%. Our mortgages payable mature in 2009 and have a weighted average interest rate at March 31, 2005 of 6.91%.

We have three loans with CarrAmerica. The first loan (balance as of March 31, 2005 and December 31, 2004 of $25.5 million and $25.6 million, respectively) bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second loan is a $12.0 million loan that bears interest at 8.5%, requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third loan requires interest only payments equal to 100 basis points over 30-day LIBOR (3.87% as of March 31, 2005). The outstanding loan balance as of March 31, 2005 and December 31, 2004 was $27.0 million.

Debt maturities at March 31, 2005 were as follows:

(In thousands)
2005	$1,018
2006	1,455
2007	13,572
2008	1,699
2009	30,563
2010 and thereafter	48,206

$96,513

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.52% as of March 31, 2005. As of March 31, 2005, $388.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $76.1 million available for borrowing. As of April 1, 2005, after the application of the cash proceeds from CarrAmerica’s partial sale of CarrAmerica Corporate Center to a new joint venture, $248.0 million was drawn on the credit facility and $216.1 million was available for borrowing.

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2005, CarrAmerica was in compliance with all debt covenants. However, CarrAmerica’s and our ability to draw on the unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants. During the first quarter of 2005, CarrAmerica amended its credit facility increasing the maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets to 60%. In addition, the capitalization rate used to compute the fair market value of CarrAmerica’s assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington D. C. metropolitan area.

We have unconditionally guaranteed certain unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of these unsecured notes was $1.275 and $1.375 billion as of March 31, 2005 and December 31, 2004, respectively. These notes are in the following form:

	Note Principal
(In thousands)	March 31, 2005	December 31, 2004
6.625% notes due in 2005	—	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,275,000	$1,375,000

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from CarrAmerica’s unsecured credit facility.

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

The table below summarizes our property sale for the three months ended March 31, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. We did not dispose of any assets during the three months ended March 31, 2005. During the three months ended March 31, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating results of the Tower of the Hills property are summarized as follows:

(In thousands)	Three Months Ended March 31,
	2005	2004
Revenues	$—	$561
Property operating expenses	—	261
Gain on sale of real estate	—	66

Net operations of property sold	$—	$366

During the remainder of 2005, we are anticipating marketing 7 operating properties for sale. As a result, we have reduced the estimated holding periods for these properties. Of these operating properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, have book values in excess of our current estimate of their current fair market values less costs to sell and net operating cash receipts during their shortened holding periods. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties. All of the properties currently do not meet our criteria to be classified as held for sale or discontinued operations.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

After several years of adverse conditions in the real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. In 2004, we had positive net absorption in all of our markets, and vacancy rates declined in all or our markets except Chicago and Salt Lake City. As a result of improved job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in some of our markets, including Washington, D.C. and Southern California. Rental economics are expected to improve in most of our markets by the end of 2005.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in the last few years, we believe that our average occupancy in most markets stabilized in the second half of 2004. Occupancy in our portfolio of operating properties increased to 89.0% at March 31, 2005 compared to 87.8% at December 31, 2004 and 88.2% at March 31, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further.

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

During the remainder of 2005, we are anticipating marketing 7 operating properties for sale. As a result, we have reduced the estimated holding periods for these properties. Of these operating properties, two, Quorum Place and 5000

Management’s Discussion and Analysis

Quorum in Dallas, Texas, have book values in excess of our estimate of their current fair market values less costs to sell and net operating cash receipts during their shortened holding periods. We recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties.

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $192,000 and $55,000 for the three months ended March 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Operating results are summarized as follows:

(in millions)	For the three months ended March 31,		Variance 2005 vs. 2004
	2005	2004
Operating revenues	$24.5	$25.1	$(0.6)
Property operating expense	8.9	8.9	—
General and administrative	2.5	2.3	0.2
Depreciation and amortization	8.2	8.0	0.2
Interest expense	1.8	2.4	(0.6)
Other income	0.3	0.6	(0.3)
Impairment losses	4.0	—	4.0
Discontinued operations	—	0.4	(0.4)

Operating revenues decreased $0.6 million (2.4%) for the first quarter of 2005 compared to 2004. This decrease was due primarily to lower recoveries from tenants which were partially offset by an increase in parking and other tenant charges.

Management’s Discussion and Analysis

Our lease rollover by square footage at March 31, 2005 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)[1]	Percent of Leased Square Footage Represented by Expiring Leases
2005	249,800	5.9%
2006	186,245	4.4%
2007	1,116,910	26.3%
2008	693,131	16.3%
2009	507,148	11.9%
2010	323,689	7.6%
2011	272,319	6.4%
2012	436,175	10.3%
2013	176,116	4.1%
2014	32,302	0.8%
2015 and thereafter	252,011	6.0%

	4,245,846	100.0%

1	Does not included vacant space of 532,947 sq. ft.

Property operating expenses remained the same in the three months ended March 31, 2005 compared to the same period in 2004. However, operating expenses increased $0.1 million while real estate taxes decreased by $0.1 million.

General and administrative expense increased $0.2 million (8.7%) in the three months ended March 31, 2005 compared to the same period in 2004. The increase was due primarily to increased allocations of expense from CarrAmerica.

Depreciation and amortization increased $0.2 million (2.5%) in the three months ended March 31, 2005, compared to the same period in 2004. The increase was due primarily to the increase in tenant improvements.

Interest expense decreased $0.6 million (25.0%) in the three months ended March 31, 2005 compared to the same period in 2004. The decrease was primarily due to the decrease of mortgages and notes payable of $15.1 in 2004 as a result of repayments of higher rate mortgages.

The table below summarizes our property sale for the three months ended March 31, 2004:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2005 we did not dispose of any operating properties. During the three months ended March 31, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.

Management’s Discussion and Analysis

Operating results of the Tower of the Hills property are summarized as follows:

(In thousands)	Three Months Ended March 31,
	2005	2004
Revenues	$—	$561
Property operating expenses	—	261
Gain on sale of real estate	—	66

Net operations of property sold	$—	$366

During the remainder of 2005, we are anticipating marketing 7 operating properties for sale. As a result we have reduced the estimated holding periods for these properties. Of these operating properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, have book values in excess of our estimate of their current fair market values less costs to sell and net operating cash receipts during their shortened holding periods. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties. All of the properties currently do not meet our criteria to be classified as held for sale or discontinued operations.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,		Variance 2005 vs. 2004
(in millions)	2005	2004
Cash provided by operating activities	$4.7	$9.4	$(4.7)
Cash (used by) provided by investing activities	(2.5)	8.3	(10.8)
Cash used by financing activities	(2.1)	(17.2)	15.1

Operations generated $4.7 million of net cash for the first three months of 2005 compared to $9.4 in the same period of 2004. The decrease in cash provided by operating activities was due primarily to the reduction in accounts payable and accrued expenses ($4.5 million). The level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $2.5 million in the three months ended March 31, 2005 compared to providing net cash of $8.3 million in the same period of 2004. The net change in cash flows from investing activities in 2005 was due primarily to a decrease in proceeds from the sale of property ($10.5 million) and increases in contributions to unconsolidated subsidiaries ($1.3 million) partially offset by a decrease in acquisition and development of property ($0.8 million).

Our financing activities used net cash of $2.1 million for the first three months of 2005 and $17.2 million for the same period in 2004. The net change in cash flows from financing activities is primarily a result of the decrease in cash used to repay amounts due to affiliates ($9.3 million) and mortgages and notes payable ($5.7 million) in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its senior unsecured credit facility. On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.52% as of March 31, 2005. As of March 31, 2005, $388.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $76.1 million available for borrowing. As of April 1, 2005, after the application of cash proceeds from CarrAmerica’s partial sale of CarrAmerica Corporate Center to a new a joint venture, $248.0 million was drawn on the credit facility and $216.1 million was available for borrowing.

We and CarrAmerica derive substantially all of our revenue from tenants under leases at our properties. Our

Management’s Discussion and Analysis

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

During the remainder of 2005, we expect that we will have significant capital requirements, including the following items. There can be no assurances that our capital requirements will not be materially higher or lower than these expectations.

•	Approximately $1.0 - 2.0 million in distributions to Unitholders (other than Class B Unitholders);

•	Approximately $15.0 - $20.0 million to invest in our existing portfolio of operating assets, including approximately $14.0 - $18.0 million to fund tenant-related capital requirements;

•	Approximately $10.0 - $13.0 million to convert an office building in Southern California to a biotechnology building

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

Under our partnership agreement, to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate of $0.50 per unit per quarter. Cash flows from operations decreased from $9.4 million in the first quarter of 2004 to $4.7 million for the same period in 2005. We expect our cash flows from operations to be lower in 2005 than 2004. We currently expect to maintain our distribution rate of $0.50 per unit per quarter for the remainder of 2005. We expect our operating cash flow will be sufficient to maintain these distributions. In the event available cash is insufficient to pay distributions at the current level, we may be unable to make distributions to Class B Unitholders.

DEBT FINANCING

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

Management’s Discussion and Analysis

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of CarrAmerica’s unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of CarrAmerica’s assets of 30%;

•	A maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets of 60%; and

•	Restrictions on its ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmerica to maintain its status as a REIT.

As of March 31, 2005, CarrAmerica was in compliance with all debt covenants. However, CarrAmerica’s and our ability to draw on the unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants. During the first quarter of 2005, CarrAmerica amended its credit facility increasing the maximum ratio of total debt to tangible fair market value of CarrAmerica’s assets to 60%. In addition, the capitalization rate used to compute the fair market value of CarrAmerica’s assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. Metropolitan area.

Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

Our total debt as of March 31, 2005 is summarized as follows:

(In thousands)
Fixed rate mortgages	$32,059
Fixed rate notes payable to affiliate	37,454
Variable rate note payable to affiliate	27,000

$96,513

Our fixed rate debt bore an effective weighted average interest rate of 7.77% at March 31, 2005 and had a weighted average maturity of 4.5 years. The effective weighted average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 6.91% at March 31, 2005 and had a weighted average maturity of 4.0 years. Our variable rate note payable to affiliate at March 31, 2005 bore an interest rate of 100 basis points over 30-day LIBOR or 3.87%. We repaid $0.3 and $6.0 million of fixed rate mortgage debt and notes payable in the first quarter of 2005 and 2004, respectively.

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

Management’s Discussion and Analysis

•	take action contrary to our instructions, requests or interests (including those related to CarrAmerica’s qualification as a REIT for tax purposes);

•	otherwise impede our objectives; or

•	Possibility that we, together with our partners may be required to fund losses of the investee.

Off Balance Sheet Arrangements - Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.275 and 1.375 billion as of March 31, 2005 and December 31, 2004, respectively. These notes are in the following form:

(In thousands)	Note Principal
	March 31, 2005	December 31, 2004
6.625% notes due in 2005	—	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,275,000	$1,375,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of March 31, 2005, CarrAmerica was in compliance with its unsecured note covenants.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from CarrAmerica’s unsecured credit facility.

Management’s Discussion and Analysis

Building and Lease Information

The following table sets forth information about each wholly-owned property as of March 31, 2005:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	162,504	99.9%	2
2600 W. Olive	145,444	36.3%	1
Bay Technology Center	107,481	100.0%	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0%	1
Torrey Pines Research Center	81,816	100.0%	1
Northern California, San Francisco Bay Area
San Mateo Center	214,856	81.2%	3
Mountain View Gateway Center	236,400	100.0%	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0%	1
Austin, Texas:
City View Centre	137,185	57.5%	3
City View Center	128,716	100.0%	1
Chicago, Illinois:
Bannockburn I & II, IV	317,284	80.2%	3
Dallas, Texas:
Quorum North	115,848	84.9%	1
Quorum Place	177,608	83.8%	1
Cedar Maple Plaza	113,010	91.2%	3
Two Mission Park	77,353	87.3%	1
5000 Quorum	161,664	78.4%	1
Denver, Colorado:
Harlequin Plaza	330,209	85.3%	2
Quebec Court I & II	287,294	100.0%	2
Quebec Center	106,865	88.9%	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0%	4
Salt Lake City, Utah:
Sorenson Research Park X	322,534	91.9%	6
Wasatch Corporate Center	227,648	84.5%	4
Washington, DC:
TransPotomac V Plaza	97,163	93.1%	1
Canal Center	496,757	91.1%	4

TOTAL CONSOLIDATED PROPERTIES:	4,778,793		53
WEIGHTED AVERAGE AT MARCH 31, 2005		89.0%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of March 31, 2005.

Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the year ended December 31, 2004. Such factors include, among others:

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

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company – Risk Factors” in CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our partnership agreement, minority interest units may be redeemed by us or one of our affiliates for either cash or common stock of CarrAmerica. The following table summarizes the number and average price for redemptions of third party units during the three months ended March 31, 2005:

	Total Number of Units Redeemed Purchased (1)	Average Price Per Unit	Remaining Outstanding Third Party Units That May Yet Be Purchased
December 31, 2004			1,126,918
January 1 - 31, 2005	86,865	$32.49	1,040,053
February 1 - 28, 2005	22,141	31.10	1,017,912
March 1 - 31, 2005	10,000	32.04	1,007,912

	119,006	$32.19	1,007,912

(1)	Units purchased pursuant to the redemption terms included in our partnership agreement

Item 6. Exhibits

(a)	Exhibits

10.1	Amendment No.1 Amended and Restated Revolving Credit Agreement dated June 30, 2004 by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to CarrAmerica Realty’s Form 8-K, dated March 4, 2005)

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated May 5, 2005

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated May 5, 2005

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated May 5, 2005

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

Date: May 5, 2005