Form 10-Q
period 2005-06-30
CARRAMERICA REALTY L P
filed 2005-08-02
CIK 1040554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2005

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of July 25, 2005: 14,362,972

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

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods presented.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
(In thousands)	(unaudited)
Assets
Rental property:
Land	$128,360	$127,458
Buildings	573,379	579,220
Tenant improvements	68,754	61,633
Furniture, fixtures, and equipment	1,639	1,626

	772,132	769,937
Less – accumulated depreciation	(169,301)	(158,043)

Total rental property	602,831	611,894

Land held for development	5,826	5,826
Assets held for sale	11,826	—
Accounts receivable, net	2,375	2,957
Investments in unconsolidated entities	42,579	41,227
Accrued straight-line rents	17,771	18,300
Tenant leasing costs, net	11,319	10,689
Intangible assets, net	8,213	7,394
Prepaid expenses and other assets	1,111	599

	$703,851	$698,886

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$31,910	$32,206
Notes payable to affiliates	64,270	64,634
Accounts payable and accrued expenses	6,617	14,645
Due to affiliates	22,576	8,872
Rents received in advance and security deposits	6,304	6,392

Total liabilities	131,677	126,749

Mandatorily redeemable partnership units (at redemption value)	35,843	37,188

Partners’ capital:
General partner	6,053	5,890
Limited partners	530,278	529,059

Total partners’ capital	536,331	534,949
Commitments and contingencies

	$703,851	$698,886

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited and in thousands)	2005	2004	2005	2004
Operating revenues:
Rental revenue:
Minimum base rent	$18,759	$19,948	$38,773	$40,162
Recoveries from tenants	2,760	2,847	5,499	6,269
Parking and other tenant charges	1,306	774	2,478	1,656

Total rental revenue	22,825	23,569	46,750	48,087
Other revenue	200	180	414	378

Total operating revenues	23,025	23,749	47,164	48,465

Operating expenses:
Property expenses:
Operating expenses	7,067	6,996	13,872	13,654
Real estate taxes	2,069	2,211	4,195	4,501
General and administrative	3,074	2,216	5,535	4,493
Depreciation and amortization	8,105	7,683	16,188	15,556

Total operating expenses	20,315	19,106	39,790	38,204

Real estate operating income	2,710	4,643	7,374	10,261

Other (expense) income:
Interest expense	(1,860)	(2,204)	(3,686)	(4,605)
Interest income	21	168	28	340
Equity in earnings of unconsolidated entities	243	307	497	731

Net other expense	(1,596)	(1,729)	(3,161)	(3,534)

Income from continuing operations before impairment losses and gain on sales of properties	1,114	2,914	4,213	6,727
Impairment losses on real estate	—	—	(4,000)	—
Gain on sales of properties	482	—	482	7

Income from continuing operations	1,596	2,914	695	6,734

Discontinued operations	90	267	357	900

Net income	$1,686	$3,181	$1,052	$7,634

Net income attributable to general partner	$17	$32	$11	$76

Net income attributable to limited partners	$1,669	$3,149	$1,041	$7,558

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited and in thousands)	2005	2004
Cash flows from operating activities:
Net income	$1,052	$7,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	16,350	15,822
Impairment losses on real estate	4,210	—
Gain on sale of properties	(482)	(7)
Gain on sale of discontinued operations	—	(66)
Equity in earnings of unconsolidated entities	(497)	(731)
Other	179	(173)
Changes in assets and liabilities:
Decrease in accounts receivable, net	582	1,777
Increase (decrease) in accrued straight-line rents	161	(902)
Additions to tenant leasing costs	(1,763)	(1,099)
Increase in intangible assets and prepaid expenses and other assets	(616)	(545)
Decrease in accounts payable and accrued expenses	(8,588)	(2,799)
Decrease in rent received in advance and security deposits	(225)	(2,156)

Total adjustments	9,311	9,121

Net cash provided by operating activities	10,363	16,755

Cash flows from investing activities:
Rental property acquisitions	(16,455)	—
Rental property additions	(5,543)	(4,837)
Distributions from unconsolidated entities	1,329	820
Contributions to unconsolidated entities	(1,723)	—
Proceeds from sale of property	—	10,512
Increase in restricted deposits	—	(125)

Net cash (used in) provided by investing activities	(22,392)	6,370

Cash flows from financing activities:
Increase (decrease) in due to affiliates	13,520	(13,129)
Distributions on mandatorily redeemable partnership units	(1,015)	(1,125)
Repayments on mortgages and notes payable	(476)	(8,871)

Net cash provided by (used in) financing activities	12,029	(23,125)

Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of the period	—	—

Cash and cash equivalents, end of the period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,686	$4,252

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of June 30, 2005, we owned a controlling interest in a portfolio of 53 operating office buildings. As of June 30, 2005, we also owned a minority interest in 31 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

We are managed indirectly by CarrAmerica Realty Corporation, a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. (“the Operating Partnership”) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. are collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, LLC (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at June 30, 2005. Our limited partners are CarrAmerica Realty LP Holdings, LLC, a wholly owned subsidiary of CarrAmerica, which owned an approximate 92.1% interest in us at June 30, 2005, and various other individuals and entities, which collectively owned an approximate 6.9% interest in us at June 30, 2005.

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

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us.

(c)	Revenue Recognition

In a letter dated February 7, 2005 sent by the Chief Accountant of the Securities and Exchange Commission (“Commission”) to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as an asset, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

This consideration of the issues raised in the Chief Accountant’s letter also resulted in examination of when revenue recognition under an operating lease should begin. Historically, we began to recognize revenue under a lease when possession or control of the space leased was turned over to our tenant. In instances where our tenant contracted directly with third parties for their tenant improvement work, we determined that the tenant took possession of the space and we would begin recognizing revenue when we turned over the space to the tenant to begin construction. However, after discussions with our registered independent public accounting firm, we have concluded that if we are the owner of the tenant improvements revenue recognition cannot commence until the leasehold improvements are substantially completed. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we will commence revenue recognition when possession or control of the space is turned over to the tenant for construction to begin.

As a result of this change in the timing of revenue recognition under leases where we own the improvements and where our tenant took possession or control of the space before the improvements were complete, we reduced base rental revenue previously recorded in the first quarter of 2005 by approximately $0.7 million. This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004.

(d)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	June 30, 2005	December 31, 2004
Fixed rate mortgages	$31,910	$32,206
Fixed rate notes payable to affiliate	37,270	37,634
Variable rate note payable to affiliate	27,000	27,000

	$96,180	$96,840

We have fixed rate debt in the form of mortgages payable (collateralized by properties) and notes payable to affiliates. The weighted average interest rate of our fixed rate debt at June 30, 2005 was 7.77%. Our mortgages payable mature in 2009 and have a weighted average interest rate at June 30, 2005 of 6.91%.

We have three loans pursuant to which we borrow from CarrAmerica. The first loan (balance as of June 30, 2005 and December 31, 2004 of $25.3 million and $25.6 million, respectively) bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second loan is a $12.0 million loan that bears interest at 8.5%, requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third loan requires interest only payments equal to 100 basis points over 30-day LIBOR (4.34% as of June 30, 2005). The outstanding loan balance as of June 30, 2005 and December 31, 2004 was $27.0 million.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Debt maturities at June 30, 2005 were as follows:

(In thousands)
2005	$685
2006	1,455
2007	13,572
2008	1,699
2009	30,563
2010 and thereafter	48,206

$96,180

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.99% as of June 30, 2005. As of June 30, 2005, $239.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $225.1 million available for borrowing.

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

As of June 30, 2005, CarrAmerica is in compliance with all debt covenants. For the remainder of 2005, CarrAmerica expects its minimum ratio of annual EBITDA to interest expense to be in compliance but relatively close to the minimum of 2.0 to 1 as a result of space that will be out of service related to a large new lease in Washington, D.C. and the delayed commencement of revenue recognition on leases that have been executed as a result of the change in how CarrAmerica and us recognize revenue. If circumstances change from CarrAmerica’s current expectations, there can be no assurance CarrAmerica will remain in compliance with this or its other covenants. During the first quarter of 2005, CarrAmerica amended its credit facility, increasing the maximum ratio of total debt to tangible fair market value of its assets to 60%. In addition, the capitalization rate used to compute the fair market value of its assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. CarrAmerica’s ability to draw on its unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

We have unconditionally guaranteed certain unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of these unsecured notes was $1.275 billion and $1.375 billion as of June 30, 2005 and December 31, 2004, respectively. These notes are in the following form:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Note Principal
(In thousands)	June 30, 2005	December 31, 2004
6.625% notes due in 2005	—	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,275,000	$1,375,000

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

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. We did not dispose of any assets during the three and six months ended June 30, 2005. A joint venture in which we own a 21.2% interest, sold an office building in June 2005. We recognized a gain of $0.5 million on the sale. During the three and six months ended June 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.

One building in our Phoenix, Arizona portfolio is under contract for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss on this property of $210,000 during the second quarter of 2005.

Operating results of the Tower of the Hills and the Phoenix property are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Revenues	$365	$364	$729	$1,289
Property operating expenses	—	—	—	261
Depreciation and amortization	65	97	162	194
Impairment loss on property held for sale	210	—	210	—
Gain on sale of real estate	—	—	—	66

Net operations of property sold	$90	$267	$357	$900

During the remainder of 2005, we are, currently or anticipate, marketing several properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005. None of the properties which we are marketing, currently meet our criteria to be classified as held for sale or as discontinued operations.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)	Acquisition

In the first six months of 2005, we acquired one operating property from a third party. The acquired property totaled approximately 95,000 rentable square feet and our investment was approximately $16.5 million. The table below details the 2005 acquisition:

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
North Creek Corporate Center	Seattle, WA	Jun-05	3	95,267	$16,455

The aggregate purchase cost of the properties acquired in the six months ended June 30, 2005 was allocated as follows:

(In thousands)	2005
Land	$3,810
In-place lease intangibles	1,498
Building and tenant improvements	11,408
Deferred revenue and other	(261)

$16,455

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 and should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

After several years of adverse conditions in the real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. In 2005, as a result of continued positive net absorption vacancy rates have continued to decline in all of our markets except Chicago. As a result of improved job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets, including Washington, D.C. and Southern California. Rental economics are expected to improve in most of our markets for the discernable future.

Due to the improving market conditions described above, occupancy in our portfolio of operating properties increased to 88.2% at June 30, 2005 compared to 86.1% at December 31, 2004 and 84.9% at June 30, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further.

In a letter dated February 7, 2005 sent by the Chief Accountant of the Securities and Exchange Commission (“Commission”) to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as an asset, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

This consideration of the issues raised in the Chief Accountant’s letter also resulted in examination of when revenue recognition under an operating lease should begin. Historically, we began to recognize revenue under a lease when possession or control of the space leased was turned over to our tenant. In instances where our tenant contracted directly with third parties for their tenant improvement work, we determined that the tenant took possession of the space and we would begin recognizing revenue when we turned over the space to the tenant to begin construction. However, after discussions with our registered independent public accounting firm, we have concluded that if we are the owner of the tenant improvements revenue recognition cannot commence until the leasehold improvements are substantially completed. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we will commence revenue recognition when possession or control of the space is turned over to the tenant for construction to begin.

As a result of this change in the timing of revenue recognition under leases where we own the improvements and where our tenant took possession or control of the space before the improvements were complete, we reduced base rental revenue previously recorded in the first quarter of 2005 by approximately $0.7 million. This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004.

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

Management’s Discussion and Analysis

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

During the remainder of 2005, we are, currently or anticipate, marketing several properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005.

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

Management’s Discussion and Analysis

status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets.

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
(in millions)	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Operating revenues	$23.0	$23.7	$(0.7)	$47.2	$48.5	$(1.3)
Property operating expense	9.1	9.2	(0.1)	18.1	18.2	(0.1)
General and administrative	3.1	2.2	0.9	5.5	4.5	1.0
Depreciation and amortization	8.1	7.7	0.4	16.2	15.6	0.6
Interest expense	1.9	2.2	(0.3)	3.7	4.6	(0.9)
Other income	0.3	0.5	(0.2)	0.5	1.1	(0.6)
Impairment losses	—	—	—	(4.0)	—	(4.0)
Discontinued operations	0.1	0.3	(0.2)	0.4	0.9	(0.5)

Operating revenues decreased $0.7 million (3.0%) for the second quarter of 2005 compared to 2004. This decrease was due primarily to a reduction in minimum base rent as a result of the change in timing of minimum base rent recognition with respect to certain leases under which our tenants are constructing their own improvements ($0.7 million). For a more detailed discussion of the impact of these revenue recognition timing changes, please refer to the discussion included in the introduction to the Management’s Discussion and Analysis.

Operating revenues decreased $1.3 million (2.7%) for the first half of 2005 compared to 2004. This decrease was due primarily to a reduction in minimum base rent as a result of the change in timing of minimum base rent recognition with respect to certain leases under which our tenants are constructing their own improvements ($0.7 million) and lower rental rates on new leases.

Our lease rollover by square footage at June 30, 2005 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)[1]	Percent of Leased Square Footage Represented by Expiring Leases
2005	187,501	4.5%
2006	183,928	4.4%
2007	966,862	23.1%
2008	777,456	18.6%
2009	487,651	11.6%
2010	377,094	9.0%
2011	368,505	8.8%
2012	453,052	10.8%
2013	47,400	1.1%
2014	169,098	4.0%
2015 and thereafter	170,195	4.1%

	4,188,742	100.0%

1	Does not included vacant space at 6/30/05 - 558,923 sq. ft.

Property operating expenses remained relatively unchanged in the three and six months ended June 30, 2005 compared to the same periods in 2004.

General and administrative expense increased $0.9 million (40.9%) in the three months ended June 30, 2005 compared to the same period in 2004. The increase was due primarily to increased allocations of expense from

Management’s Discussion and Analysis

CarrAmerica. General and administrative expense increased $1.0 million (22.2%) in the six months ended June 30, 2005 compared to the same period in 2004. The increase was due primarily to increased allocations of expense from CarrAmerica.

Depreciation and amortization increased $0.4 million (5.2%) in the three months ended June 30, 2005, compared to the same period in 2004. The increase was due primarily to the increase in tenant improvements. Depreciation and amortization increased $0.6 million (3.9%) in the six months ended June 30, 2005, compared to the same period in 2004. The increase was due primarily to the increase in tenant improvements.

Interest expense decreased $0.3 million (13.6%) in the three months ended June 30, 2005 compared to the same period in 2004. Interest expense decreased $0.9 million (19.6%) in the six months ended June 30, 2005 compared to the same period in 2004. The decreases were primarily due to the decrease of mortgages and notes payable of $20.8 million in 2004 as a result of repayments of higher rate mortgages.

The table below summarizes our property sale for the six months ended June 30, 2004:

	2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. We did not dispose of any assets during the three and six months ended June 30, 2005. A joint venture in which we own a 21.2% interest, sold an office building in June 2005. We recognized a gain of $0.5 million on the sale. During the three and six months ended June 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.

One building in our Phoenix, Arizona portfolio is under contract for sale and met our criteria to be classified as held for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss on this property of $210,000 during the second quarter of 2005.

Operating results of the Tower of the Hills and the Phoenix property are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Revenues	$365	$364	$729	$1,289
Property operating expenses	—	—	—	261
Depreciation and amortization	65	97	162	194
Impairment loss on property held for sale	210	—	210	—
Gain on sale of real estate	—	—	—	66

Net operations of property sold	$90	$267	$357	$900

During the remainder of 2005, we are, currently or anticipate, marketing several properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005. None of the properties which we are marketing, currently meet our criteria to be classified as held for sale or as discontinued operations.

Management’s Discussion and Analysis

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the six months ended		Variance
	June 30,
(in millions)	2005	2004	2005 vs. 2004
Cash provided by operating activities	$10.4	$16.8	$(6.4)
Cash (used by) provided by investing activities	(22.4)	6.4	(28.8)
Cash provided by (used by) financing activities	12.0	(23.1)	35.1

Operations generated $10.4 million of net cash for the first six months of 2005 compared to $16.8 million in the same period of 2004. The decrease in cash provided by operating activities was due primarily to the reduction in accounts payable and accrued expenses ($5.8 million). The level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $22.4 million in the six months ended June 30, 2005 compared to providing net cash of $6.4 million in the same period of 2004. The net change in cash flows from investing activities in 2005 was due primarily to an increase in property acquisitions and additions ($17.1 million) as a result of the purchase of a property in Seattle for $16.5 million in the second quarter of 2005, a decrease in proceeds from the sale of property ($10.5 million) and increases in contributions to unconsolidated subsidiaries ($1.7 million).

Our financing activities provided net cash of $12.0 million for the first six months of 2005 and used net cash of $23.1 million for the same period in 2004. The net change in cash flows from financing activities is primarily a result of increased borrowings and amounts due to affiliates ($26.6 million) and lower repayments of mortgages and notes payable ($8.4 million) primarily as a result of the purchase and sale of properties.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its senior unsecured credit facility. On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.99% as of June 30, 2005. As of June 30, 2005, $239.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and CarrAmerica had $225.1 million available for borrowing.

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

•	Approximately $1 - $2 million in distributions to Unitholders (other than Class B Unitholders);

•	Approximately $10 - $15 million to invest in our existing portfolio of operating assets, including approximately $8 - $14 million to fund tenant-related capital requirements;

•	Approximately $9 - $12 million to convert an office building in Southern California to a biotechnology building

Management’s Discussion and Analysis

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay distributions to Unitholders, to acquire additional properties and land, and to pay for construction in progress. However, as a result of general economic downturns, if CarrAmerica’s credit rating is downgraded, if CarrAmerica is unable to comply with its line of credit covenants, if rental rates on new leases are significantly lower than expiring leases or if our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the value of our securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Under our partnership agreement, to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate of $0.50 per unit per quarter. Cash flows from operations decreased from $16.8 million in the first half of 2004 to $10.4 million for the same period in 2005. We expect our cash flows from operations to be lower in 2005 than 2004. We currently expect to maintain our distribution rate of $0.50 per unit per quarter for the remainder of 2005. We expect our operating cash flow will be sufficient to maintain these distributions. In the event available cash is insufficient to pay distributions at the current level, we may be unable to make distributions to Class B Unitholders.

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

As of June 30, 2005, CarrAmerica is in compliance with all debt covenants. For the remainder of 2005, CarrAmerica expects its minimum ratio of annual EBITDA to interest expense to be in compliance but relatively close to the minimum of 2.0 to 1 as a result of space that will be out of service related to a large new lease in Washington, D.C. and the delayed commencement of revenue recognition on leases that have been executed as a result of the change in how CarrAmerica and us recognize revenue. If circumstances change from CarrAmerica’s current expectations, there can be no assurance CarrAmerica will remain in compliance with this or its other covenants. During the first quarter of 2005, CarrAmerica amended its credit facility, increasing the maximum ratio of total debt to tangible fair market value of its assets to 60%. In addition, the capitalization rate used to compute the fair market value of its assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. CarrAmerica’s ability to draw on its unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

Management’s Discussion and Analysis

Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business, operations, financial condition or liquidity.

Our total debt as of June 30, 2005 is summarized as follows:

(In thousands)
Fixed rate mortgages	$31,910
Fixed rate notes payable to affiliate	37,270
Variable rate note payable to affiliate	27,000

$96,180

Our fixed rate debt bore an effective weighted average interest rate of 7.78% at June 30, 2005 and had a weighted average maturity of 4.2 years. The effective weighted average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 6.91% at June 30, 2005 and had a weighted average maturity of 3.7 years. Our variable rate note payable to affiliate at June 30, 2005 bore an interest rate of 100 basis points over 30-day LIBOR or 4.34%. We repaid $0.7 and $8.9 million of fixed rate mortgage debt and notes payable in the first half of 2005 and 2004, respectively.

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

As of June 30, 2005, we had a contract pending to purchase a property in metropolitan Washington, D.C. for approximately, $61.7 million. We expect to finalize this purchase in the third quarter of 2005. We expect to pay for this acquisition with borrowings from CarrAmerica. There can be no assurance that this acquisition will close as expected.

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

Management’s Discussion and Analysis

Off Balance Sheet Arrangements - Guarantee Obligations

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.275 and 1.375 billion as of June 30, 2005 and December 31, 2004, respectively. These notes are in the following form:

	Note Principal
(In thousands)	June 30, 2005	December 31, 2004
6.625% notes due in 2005	—	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,275,000	$1,375,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of June 30, 2005, CarrAmerica was in compliance with its unsecured note covenants.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from CarrAmerica’s unsecured credit facility.

Management’s Discussion and Analysis

Building and Lease Information

The following table sets forth information about each wholly-owned property as of June 30, 2005:

	Net Rentable
Consolidated Properties	Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	154,959	100.0%	2
2600 W. Olive	145,274	36.2%	1
Bay Technology Center	107,481	100.0%	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0%	1
Torrey Pines Research Center	81,816	0.0%	1
Northern California, San Francisco Bay Area
San Mateo Center	209,017	82.4%	3
Mountain View Gateway Center	236,400	100.0%	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0%	1
Austin, Texas:
City View Centre	136,106	67.9%	3
City View Center	128,716	100.0%	1
Chicago, Illinois:
Bannockburn I & II, IV	315,784	79.1%	3
Dallas, Texas:
Quorum North	115,848	84.9%	1
Quorum Place	177,608	81.9%	1
Cedar Maple Plaza	113,010	80.0%	3
Two Mission Park	77,353	88.4%	1
5000 Quorum	159,995	85.1%	1
Denver, Colorado:
Harlequin Plaza	319,069	83.8%	2
Quebec Court I & II	287,294	100.0%	2
Quebec Center	106,865	91.9%	3
Phoenix, Arizona:
Qwest Communications	532,506	100.0%	4
Salt Lake City, Utah:
Sorenson Research Park X	321,428	95.2%	6
Wasatch Corporate Center	227,875	94.7%	4
Washington, DC:
TransPotomac V Plaza	97,402	86.6%	1
Canal Center	495,211	93.6%	4

Total Consolidated Properties	4,747,665		53
Weighted Average at June 30, 2005		88.2%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of June 30, 2005.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

Pursuant to our partnership agreement, minority interest units may be redeemed by us or one of our affiliates for either cash or common stock of CarrAmerica. The following table summarizes the number and average price for redemptions by CarrAmerica of third party units during the three months ended June 30, 2005:

	Total Number of Units Redeemed Purchased (1)	Average Price Per Unit	Remaining Outstanding Third Party Units That May Yet Be Purchased
March 31, 2005			1,007,912
April 1 - 30,2005	—	—	1,007,912
May 1 - 31, 2005	17,222	$33.23	990,690
June 1 - 30, 2005	—	—	990,690

	17,222		990,690

(1)	Units purchased pursuant to the redemption terms included in our partnership agreement

Item 6. Exhibits

(a)	Exhibit

31.1     Section 302 Certification from Mr. Thomas A. Carr, dated August 2, 2005

31.2     Section 302 Certification from Mr. Stephen E. Riffee, dated August 2, 2005

32.1     Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated August 2, 2005

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

Date: August 2, 2005