Form 10-Q
period 2005-09-30
CARRAMERICA REALTY L P
filed 2005-11-02
CIK 1040554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2005

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of October 25, 2005: 14,362,972

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods presented.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004

(In thousands)	(unaudited)
Assets
Rental property:
Land	$138,252	$127,458
Buildings	623,394	579,220
Tenant improvements	82,153	61,633
Furniture, fixtures, and equipment	1,917	1,626

	845,716	769,937
Less – accumulated depreciation	(160,506)	(158,043)

Total rental property	685,210	611,894

Land held for development	5,837	5,826
Cash	878	—
Restricted deposits	63,676	—
Assets held for sale	11,768	—
Accounts receivable, net	3,146	2,957
Investments in unconsolidated entities	37,001	41,227
Accrued straight-line rents	16,304	18,300
Tenant leasing costs, net	15,218	10,689
Intangible assets, net	13,862	7,394
Prepaid expenses and other assets	823	599

	$853,723	$698,886

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$31,758	$32,206
Notes payable to affiliates	64,082	64,634
Accounts payable and accrued expenses	9,219	14,645
Due to affiliates	164,148	8,872
Rents received in advance and security deposits	8,281	6,392

Total liabilities	277,488	126,749

Mandatorily redeemable partnership units (at redemption value)	35,227	37,188

Partners’ capital:
General partner	6,099	5,890
Limited partners	534,909	529,059

Total partners’ capital	541,008	534,949
Commitments and contingencies

	$853,723	$698,886

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

As of September 30, 2005 and December 31, 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and in thousands)	2005	2004	2005	2004
Operating revenues:
Rental revenue:
Minimum base rent	$18,858	$17,020	$53,313	$52,870
Recoveries from tenants	3,493	2,330	8,992	8,599
Parking and other tenant charges	1,389	703	3,867	2,359

Total rental revenue	23,740	20,053	66,172	63,828
Other revenue	177	143	591	521

Total operating revenues	23,917	20,196	66,763	64,349

Operating expenses:
Property expenses:
Operating expenses	7,286	6,612	21,158	20,266
Real estate taxes	2,165	1,988	6,360	6,489
General and administrative	1,359	2,136	6,894	6,629
Depreciation and amortization	8,374	7,256	23,509	21,761

Total operating expenses	19,184	17,992	57,921	55,145

Real estate operating income	4,733	2,204	8,842	9,204

Other (expense) income:
Interest expense	(1,937)	(2,290)	(5,623)	(6,895)
Interest income	14	13	42	353
Equity in earnings of unconsolidated entities	223	1,295	720	2,026

Net other expense	(1,700)	(982)	(4,861)	(4,516)

Income from continuing operations before impairment losses and gain on sales of properties	3,033	1,222	3,981	4,688

Impairment losses on real estate	—	—	(4,000)	—
Gain on sales of properties	4	—	486	7

Income from continuing operations	3,037	1,222	467	4,695

Discontinued operations	1,514	1,893	5,136	6,054

Net income	$4,551	$3,115	$5,603	$10,749

Net income attributable to general partner	$46	$31	$56	$107

Net income attributable to limited partners	$4,505	$3,084	$5,547	$10,642

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

As of September 30, 2005 and December 31, 2004

(Unaudited and in thousands)	2005	2004
Cash flows from operating activities:
Net income	$5,603	$10,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,724	23,628
Impairment losses on real estate	4,858	—
Gain on sale of properties	(486)	(7)
Gain on sale of discontinued operations	(47)	(66)
Equity in earnings of unconsolidated entities	(720)	(2,026)
Operating distributions from unconsolidated entities	2,423	89
Other	633	(111)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(189)	909
Increase in accrued straight-line rents	(50)	(1,129)
Additions to tenant leasing costs	(2,590)	(1,793)
Increase in intangible assets and prepaid expenses and other assets	(2,166)	(222)
Decrease in accounts payable and accrued expenses	(4,889)	(385)
Increase (decrease) in rents received in advance and security deposits	402	(2,173)

Total adjustments	21,903	16,714

Net cash provided by operating activities	27,506	27,463

Cash flows from investing activities:
Rental property acquisitions	(167,179)	—
Rental property additions	(15,209)	(6,464)
Distributions from unconsolidated entities	1,178	1,213
Contributions to unconsolidated entities	(1,723)	—
Proceeds from sale of property	67,210	10,512
Increase in restricted deposits	(63,676)	(229)

Net cash (used in) provided by investing activities	(179,399)	5,032

Cash flows from financing activities:
Increase (decrease) in due to affiliates	154,904	(19,060)
Distributions on mandatorily redeemable partnership units	(1,505)	(1,689)
Repayments on mortgages and notes payable to affiliates	(628)	(11,746)

Net cash provided by (used in) financing activities	152,771	(32,495)

Increase in cash and cash equivalents	878	—
Cash and cash equivalents, beginning of the period	—	—

Cash and cash equivalents, end of the period	$878	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,125	$6,357

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of September 30, 2005, we owned a controlling interest in a portfolio of 59 operating office buildings. As of September 30, 2005, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Phoenix, Portland, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and metropolitan Washington, D.C.

We are managed indirectly by CarrAmerica Realty Corporation, a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. (“the Operating Partnership”) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. are collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, LLC (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at September 30, 2005. Our limited partners are CarrAmerica Realty LP Holdings, LLC, a wholly owned subsidiary of CarrAmerica, which owned an approximate 92.2% interest in us at September 30, 2005, and various other individuals and entities, which collectively owned an approximate 6.8% interest in us at September 30, 2005.

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

Management has made a number of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with U.S. generally accepted accounting principles. Significant estimates are required in a number of areas, including evaluating the impairment of long-lived assets, revenue recognition, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable. We base these estimates, judgments and assumptions on historical experience and various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us.

(c)	Revenue Recognition

In a letter dated February 7, 2005 sent by the Chief Accountant of the Securities and Exchange Commission (“Commission”) to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as a tenant improvement, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

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

This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004 or on the nine months ended September 30, 2005.

(d)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of results for the interim periods, and all adjustments are of a normal, recurring nature.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	September 30, 2005	December 31, 2004
Fixed rate mortgages	$31,758	$32,206
Fixed rate notes payable to affiliate	37,082	37,634
Variable rate note payable to affiliate	27,000	27,000

	$95,840	$96,840

We have fixed rate debt either in the form of mortgages payable (collateralized by properties) or notes payable to affiliates. The weighted-average interest rate of our fixed rate debt at September 30, 2005 was 7.77%. Our mortgages payable mature in 2009 and have a weighted-average interest rate at September 30, 2005 of 6.91%.

We have three loans with CarrAmerica. The first loan (balance as of September 30, 2005 and December 31, 2004 of $25.1 million and $25.6 million, respectively) bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second loan is a $12.0 million loan that bears interest at 8.5%, requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third loan requires interest only payments equal to 100 basis points over 30-day LIBOR (4.86% as of September 30, 2005). The outstanding loan balance on this loan as of September 30, 2005 and December 31, 2004 was $27.0 million.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Debt maturities at September 30, 2005 were as follows:

(In thousands)
2005	$345
2006	1,455
2007	13,572
2008	1,699
2009	30,563
2010 and thereafter	48,206

$95,840

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 4.51%, as of September 30, 2005. As of September 30, 2005, $360.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and CarrAmerica had $107.6 million available for borrowing. Subsequent to the end of the third quarter, the amounts in restricted escrows from two property sales were released and CarrAmerica used the monies to pay down its line of credit. As of October 13, 2005, $252.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and CarrAmerica had $215.6 million available for borrowing.

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

As of September 30, 2005, CarrAmerica is in compliance with all debt covenants under its unsecured credit facility. For the remainder of 2005, CarrAmerica expects that its minimum ratio of annual EBITDA to interest expense to be in compliance but close to the minimum of 2 to 1 as a result of the timing of revenue recognition on a large new lease in Washington, D.C. and other lease commencements. During the first quarter of 2005, CarrAmerica amended its credit facility, increasing the maximum ratio of total debt to tangible fair market value of its assets to 60%. In addition, the capitalization rate used to compute the fair market value of its assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. CarrAmerica’s ability to draw on its unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business operations, financial condition or liquidity.

We have unconditionally guaranteed certain unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of these unsecured notes was $1.275 billion and $1.375 billion as of September 30, 2005 and December 31, 2004, respectively. These notes are in the following form:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Note Principal
(In thousands)	September 30, 2005	December 31, 2004
6.625% notes due in 2005	—	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,275,000	$1,375,000

The unsecured notes also contain covenants with which CarrAmerica must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;
•	Limits on our secured indebtedness on a consolidated basis;
•	Limits on our required debt service payments; and
•	Compliance with the financial covenants of our credit facility.

CarrAmerica was in compliance with its senior unsecured notes covenants as of September 30, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from CarrAmerica’s unsecured credit facility.

(3)	Due to Affiliates

As of September 30, 2005, we owed our affiliates, CarrAmerica Realty Corporation, $164.1 million compared to $8.9 million as of December 31, 2004. Acquisitions completed during 2005 totaling $167.2 million have been funded primarily by CarrAmerica. We expect to repay amounts due to our affiliates through proceeds from dispositions and operations.

(4)	Gain on Sale of Properties, Discontinued Operations and Impairment Losses

The	table below summarizes property sales for the nine months ended September 30, 2005 and 2004:

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Phoenix*	Sep-05	440,403	63,676	47

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills*	Mar-04	166,149	10,512	66

*	Included in discontinued operations

During the three and nine months ended September 30, 2005, we disposed of three buildings in our Phoenix, Arizona portfolio. Prior to the sale of the Phoenix buildings, we recognized an impairment loss of $0.6 million on the three buildings sold. We recognized a gain of approximately $47,000 on this transaction which, along with the property’s results of operations, is classified as discontinued operations as we have no continuing involvement with the properties after the sale. A joint venture in which we own a 21.2% interest, sold an office building in June 2005. We recognized a gain of $0.5 million on the sale which is included in continuing operations as we will continue to manage the building. As of September 30, 2005, we have one property under contract for sale, the

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

remaining building in Phoenix, which meets our criteria to be classified as held for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss on this property of $0.2 million during the second quarter of 2005.

During the nine months ended September 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $66,000. We had no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.

Operating results of the Tower of the Hills and the Phoenix properties that have been reclassified to discontinuing operations are as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$2,470	$2,520	$7,516	$8,121
Property operating expenses	—	5	—	266
Depreciation and amortization	355	622	1,569	1,867
Impairment loss	648	—	858	—
Gain on sale of real estate	47	—	47	66

Discontinued operations	$1,514	$1,893	$5,136	$6,054

During the remainder of 2005, we are anticipating marketing several operating properties for sale. As a result, we have reduced the estimated holding periods for these properties. Of these operating properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, have book values in excess of the undiscounted cash flows we expect to receive from the operations and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005 to write down these properties to their estimated fair value. None of the properties which we are marketing currently meet our criteria to be classified as held for sale or discontinued operations.

(5)	Assets Held for Sale

As discussed in note 3, as of September 30, 2005, the remaining building in our Phoenix portfolio met our criteria to be classified as held for sale. The sale of the Phoenix property closed in the fourth quarter of 2005.

The book value of assets classified as held for sale as of September 30, 2005 are as follows:

(In thousands)
Land	$2,905
Buildings	11,436
Accumulated depreciation	(2,898)
Other assets	325

$11,768

(6)	Acquisitions

In the first nine months of 2005, we acquired four operating properties from third parties. The acquired properties totaled approximately 608,489 rentable square feet and our investment was approximately $167.2 million. The table below details the 2005 acquisitions:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
North Creek Corporate Center	Seattle, WA	Jun-05	3	95,267	$16,455
Park Place Office Tower	Washington DC	Aug-05	1	166,446	59,685
West Willows Technology Center	Seattle, WA	Aug-05	3	155,830	35,527
Chancellor Park	San Diego, CA	Sep-05	2	190,946	55,512

The aggregate purchase cost of the properties acquired in the nine months ended September 30, 2005 was preliminarily allocated as follows:

(In thousands)
Land	$29,436
In-place lease intangibles	11,075
Building and tenant improvements	128,215
Deferred revenue and other	(1,547)

$167,179

(7)	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” It replaces Accounting Principle Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

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

Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15,

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

2005 and as of June 29, 2005 for new or modified arrangements. We do not expect that we will be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

(8)	Subsequent Event

On October 7, 2005, we sold the remaining building in our Phoenix, Arizona portfolio for net proceeds of $11.7 million. We recognized an impairment loss of $0.2 million on this building in the second quarter of 2005 to write down the building to estimated fair value.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 and should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of the third quarter of 2005, vacancy rates in all of our markets are declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets including Washington, D.C. and Southern California. We anticipate rental economics will improve in most of our markets for the discernable future.

Due to the improving market conditions described above, occupancy in our portfolio of operating properties increased to 87.9% at September 30, 2005 compared to 86.1% at December 31, 2004 and 84.0% at September 30, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further.

We have decided, based on current returns and other market factors that we will seek to sell our wholly-owned properties in Chicago and Denver. We expect to begin marketing these properties early in 2006. We intend to reinvest the proceeds from the sale of Chicago and Denver in our other markets where we believe we will recognize a greater return on our invested capital. We have not yet begun to market these properties and, as a result, have not yet determined their fair market value or expected sales prices. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties as of and for the nine months ended September 30, 2005 is as follows:

	Amount (In thousands)	% of Total
Assets (net book value)	$96,097	11.3%
Rental revenue	14,513	21.9%
Property operating income[1]	9,704	25.1%

[1]	Property operating income is property operations revenue less property operating expenses.

In a letter dated February 7, 2005 sent by the Chief Accountant of Commission (“Commission”) to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as a tenant improvement, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

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

Management’s Discussion and Analysis

This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004 and for the nine months ended September 30, 2005.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations. Our critical accounting policies and estimates relate to revenue recognition, estimating the depreciable lives of assets, evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable.

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors. No one factor, however necessarily determines our conclusion.

If a lease provides for rent based on the resolution of contingencies, such as meeting a level of sales by the tenant, we defer rent associated with rental contingencies until the resolution of the contingency.

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

We assess the carrying value of our long-lived assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements, lease commissions and in-place lease intangibles, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the

Management’s Discussion and Analysis

recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property and related assets are written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial. We are currently marketing or anticipate marketing several properties for sale. As a result, we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. We recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and the avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations. Our estimate of the required allowance, which is reviewed by management on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. metropolitan areas).

Management’s Discussion and Analysis

RESULTS OF OPERATIONS

Operating results are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2005	2004	2005 vs 2004	2005	2004	2005 vs. 2004
Operating revenues	$23.9	$20.2	$3.7	$66.8	$64.3	$2.5
Property operating expenses	9.5	8.6	0.9	27.5	26.8	0.7
General and administrative	1.4	2.1	(0.7)	6.9	6.6	0.3
Depreciation and amortization	8.4	7.3	1.1	23.5	21.8	1.7
Interest expense	1.9	2.3	(0.4)	5.6	6.9	(1.3)
Other income	0.2	1.3	(1.1)	0.8	2.4	(1.6)
Impairment losses	—	—	—	4.0	—	4.0
Discontinued operations	1.5	1.9	(0.4)	5.1	6.1	(1.0)

Operating revenues increased $3.7 million (18.3%) for the third quarter of 2005 compared to 2004. This increase was due primarily to an overall increase in rental revenue due to the acquisitions ($1.6 million) during the third quarter of 2005 and higher occupancy.

Operating revenues increased $2.5 million (3.9%) for the nine months ended September 30, 2005 compared to same period in 2004. This increase was due primarily to an overall increase in rental revenue due to the 2005 acquisitions ($1.7 million) during the year and higher average occupancy during 2005.

Our lease rollover by square footage at September 30, 2005 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.) [1]	Percent of Leased Square Footage Represented by Expiring Leases
2005	120,630	2.7%
2006	228,818	5.2%
2007	579,028	13.2%
2008	833,845	18.9%
2009	548,366	12.5%
2010	480,975	10.9%
2011	424,864	9.6%
2012	498,911	11.3%
2013	94,945	2.2%
2014	170,857	3.9%
2015 and thereafter	420,940	9.6%

	4,402,179	100.0%

1	Does not included vacant space at 9/30/05 - 513,250 sq. ft.

Property operating expenses increased $0.9 million (10.5%) in the three months ended September 30, 2005 compared to the same period in 2004. The increase was due to additional expenses incurred by the newly acquired properties. Property operating expenses increased $0.7 million (2.6%) in the nine months ended September 30, 2005 compared to the same period in 2004. The increase was also a result of the 2005 acquisitions.

General and administrative expense decreased $0.7 million (33.3%) in the three months ended September 30, 2005 compared to the same period in 2004. General and administrative expense increased $0.3 million (4.5%) in the nine months ended September 30, 2005 compared to the same period in 2004. General and administrative expenses are primarily expenses allocated from affiliates. The change in third quarter 2005 compared to the same quarter in 2004 reflects a revision of estimates used in the first two quarters of 2005.

Depreciation and amortization increased $1.1 million (15.0%) in the three months ended September 30, 2005, compared to the same period in 2004. The increase was due primarily to the increase in tenant improvements due to acquisitions in the third quarter of 2005. Depreciation and amortization increased $1.7 million (7.8%) in the nine months ended September 30, 2005, compared to the same period in 2004. The increase was due primarily to the increase in tenant improvements due to acquisitions in the third quarter of 2005.

Management’s Discussion and Analysis

Interest expense decreased $0.4 million (17.3%) in the three months ended September 30, 2005 compared to the same period in 2004. Interest expense decreased $1.3 million (18.8%) in the nine months ended September 30, 2005 compared to the same period in 2004. The decreases were primarily due to the decrease of mortgages and notes payable to CarrAmerica of $20.8 million in 2004 as a result of repayments of higher rate mortgages.

The tables below summarize property sales for the nine months ended September 30, 2005 and 2004:

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Phoenix*	Sep-05	440,403	63,676	47

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills*	Mar-04	166,149	10,512	66

*	Included in discontinued operations

During the three and nine months ended September 30, 2005, we disposed of three buildings in our Phoenix, Arizona portfolio. Prior to the sale of the Phoenix buildings, we recognized an impairment loss of $0.6 million on the three buildings sold. We recognized a gain of approximately $47,000 on this transaction which, along with the property’s results of operations, is classified as discontinued operations as we have no continuing involvement with the properties after the sale. A joint venture in which we own a 21.2% interest, sold an office building in June 2005. We recognized a gain of $0.5 million on the sale which is included in continuing operations as we will continue to manage the building. As of September 30, 2005, we have one property under contract for sale, the remaining building in Phoenix, which meets our criteria to be classified as held for sale. During the nine months ended September 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $66,000. We had no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.

The remaining building of our Phoenix, Arizona portfolio is under contract for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss on this property of $0.2 million during the second quarter of 2005.

Operating results of the Tower of the Hills and the Phoenix properties are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$2,470	$2,520	$7,516	$8,121
Property operating expenses	—	5	—	266
Depreciation and amortization	355	622	1,569	1,867
Impairment loss on property held for sale	648	—	858	—
Gain on sale of real estate	47	—	47	66

Net operations of property sold	$1,514	$1,893	$5,136	$6,054

During the remainder of 2005, we are anticipating marketing several operating properties for sale. As a result we have reduced the estimated holding periods for these properties. Of these operating properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, have book values in excess of the undiscounted cash flows we expect to receive from the operations and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties to write down these properties to their estimated fair value. None of the properties which we are currently marketing meet our criteria to be classified as held for sale or discontinued operations.

Management’s Discussion and Analysis

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the nine months ended September 30,		Variance
(in millions)	2005	2004	2005 vs. 2004
Cash provided by operating activities	$27.5	$27.5	$—
Cash (used in) provided by investing activities	(179.4)	5.0	(184.4)
Cash provided by (used in) financing activities	152.8	(32.5)	185.3

Operations generated $27.5 million of net cash for both the first nine months of 2005 and for the same period of 2004. Cash flow from operating activities is primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $179.4 million in the nine months ended September 30, 2005 compared to providing net cash of $5.0 million in the same period of 2004. The net change in cash flows from investing activities in 2005 was due primarily to an increase in property acquisitions ($167.2 million), an increase in property additions due to increased tenant improvements ($8.7 million), an increase in contributions to unconsolidated subsidiaries ($1.7 million) and a decrease in proceeds from the sale of properties ($56.7 million) and an increase in restricted deposits ($63.4 million).

Our financing activities provided net cash of $152.8 million for the first nine months of 2005 and used net cash of $32.5 million for the same period in 2004. The net change in cash flows from financing activities is primarily a result of increased borrowings from affiliates ($174.0 million) for the purchase of properties and lower repayments of mortgages and notes payable ($11.1 million).

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are real estate operations and its senior unsecured credit facility. On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 4.51%, as of September 30, 2005. As of September 30, 2005, $360.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and CarrAmerica had $107.6 million available for borrowing.

As of September 30, 2005, we owed our affiliates, CarrAmerica Realty Corporation, $164.1 million compared to $8.9 million as of December 31, 2004. Acquisitions completed during 2005 totaling $167.2 million have been funded primarily by CarrAmerica. We expect to repay amounts due to our affiliates through proceeds from dispositions. At the end of the third quarter of 2005, we completed the disposition of three operating buildings for $63.7 million, the net proceeds from which were in an escrow account as of September 30, 2005. Subsequent to the end of the quarter, we completed the sale of one additional building for net proceeds of $11.7 million. The proceeds from the escrow and the disposition completed subsequent to the end of the quarter were used to partially repay the due to affiliates balance. We are currently marketing five additional properties for sale from which the proceeds, if completed, would also be used to repay the remaining balance of the due to affiliates.

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

•	Funding distributions to Unitholders (other than Class B Unitholders);

•	Approximately $4-$6 million to invest in our existing portfolio of operating assets, including approximately $3-$5 million of tenant-related capital requirements; and

•	Approximately $4-$6 million to convert an office building in Southern California to a biotechnology building.

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

Under our partnership agreement, to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate of $0.50 per unit per quarter. Cash flows from operations remained unchanged from the first nine months of 2004 to the same period in 2005. We expect our cash flows from operations to be lower in 2005 than 2004. We currently expect to maintain our distribution rate of $0.50 per unit per quarter for the remainder of 2005. We expect our operating cash flow will be sufficient to maintain these distributions. In the event available cash is insufficient to pay distributions at the current level, we may be unable to make distributions to Class B Unitholders.

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

Management’s Discussion and Analysis

As of September 30, 2005, CarrAmerica is in compliance with all debt covenants. For the remainder of 2005, CarrAmerica expects that its minimum ratio of annual EBITDA to interest expense to be in compliance but close to the minimum of 2 to 1 as a result of the timing of revenue recognition on a large new lease in Washington, D.C. and other lease commencements. During the first quarter of 2005, CarrAmerica amended its credit facility, increasing the maximum ratio of total debt to tangible fair market value of its assets to 60%. In addition, the capitalization rate used to compute the fair market value of its assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. CarrAmerica’s ability to draw on its unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

Failure to comply with any of the covenants under CarrAmerica’s unsecured credit facility or other debt instruments could result in a default under one or more of its debt instruments. This could cause CarrAmerica’s lenders to accelerate the timing of payments and would therefore have a material adverse effect on CarrAmerica’s and our business operations, financial condition or liquidity.

Our total debt as of September 30, 2005 is summarized as follows:

(In thousands)
Fixed rate mortgages	$31,758
Fixed rate notes payable to affiliate	37,082
Variable rate note payable to affiliate	27,000

$95,840

Our fixed rate debt bore an effective weighted-average interest rate of 7.77% at September 30, 2005 and had a weighted-average maturity of 3.94 years. The effective weighted-average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 6.91% at September 30, 2005 and had a weighted-average maturity of 3.5 years. Our variable rate note payable to affiliate at September 30, 2005 bore an interest rate of 100 basis points over 30-day LIBOR or 4.86%. We repaid $1.0 and $11.7 million of fixed rate mortgage debt and notes payable in the first nine months of 2005 and 2004, respectively.

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

Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

•	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;

•	Possibility that our co-venturer or partner might:

•	become bankrupt;

•	have interests or goals that are inconsistent with ours;

•	take action contrary to our instructions, requests or interests (including those related to CarrAmerica’s qualification as a REIT for tax purposes);

•	otherwise impede our objectives; or

•	Possibility that we, together with our partners, may be required to fund losses of the investee.

Management’s Discussion and Analysis

Off Balance Sheet Arrangements - Guarantee Obligations

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 4.51% as of September 30, 2005. As of September 30, 2005, $360.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and CarrAmerica had $107.6 million available for borrowing. Subsequent to the end of the third quarter, the amounts in restricted escrows from two property sales were released and CarrAmerica used the monies to pay down its line of credit. As of October 13, 2005, $252.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and CarrAmerica had $215.6 million available for borrowing.

We have unconditionally guaranteed certain unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of these unsecured notes was $1.275 billion and $1.375 billion as of September 30, 2005 and December 31, 2004, respectively. These notes are in the following form:

	Note Principal
(In thousands)	September 30, 2005	December 31, 2004
6.625% notes due in 2005	—	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,275,000	$1,375,000

The unsecured notes also contain covenants with which CarrAmerica must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and
•	Compliance with the financial covenants of our credit facility.

CarrAmerica was in compliance with the senior unsecured notes covenants as of September 30, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from CarrAmerica’s unsecured credit facility.

Management’s Discussion and Analysis

Building and Lease Information

The following table sets forth information about each wholly-owned property as of September 30, 2005:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	154,959	100.0%	2
2600 W. Olive	145,274	36.2%	1
Bay Technology Center	107,481	100.0%	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0%	1
Torrey Pines Research Center	81,816	0.0%	1
Chancellor Park	190,946	79.0%	2
Northern California, San Francisco Bay Area
San Mateo Center	209,017	88.8%	3
Mountain View Gateway Center	236,400	100.0%	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0%	1
North Creek Corporate Center	94,048	89.8%	3
West Willows Technology Center	155,830	100.0%	3
Austin, Texas:
City View Centre	136,106	80.9%	3
City View Center	128,716	100.0%	1
Chicago, Illinois:
Bannockburn I & II, IV	316,258	73.6%	3
Dallas, Texas:
Quorum North	115,848	76.9%	1
Quorum Place	177,608	81.9%	1
Cedar Maple Plaza	113,010	80.9%	3
Two Mission Park	77,359	89.9%	1
5000 Quorum	159,995	77.9%	1
Denver, Colorado:
Harlequin Plaza	319,069	97.3%	2
Quebec Court I & II	287,294	100.0%	2
Quebec Center	106,865	87.8%	3
Phoenix, Arizona:
Qwest Communications	92,103	100.0%	1
Salt Lake City, Utah:
Sorenson Research Park X	321,366	95.3%	6
Wasatch Corporate Center	227,889	98.6%	4
Washington, DC:
TransPotomac V Plaza	97,402	91.3%	1
Canal Center	495,676	91.5%	4
Park Place	166,446	85.8%	1
Total Consolidated Properties	4,915,429		59
Weighted Average at September 30, 2005		87.9%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes space for leases that have been executed and have commenced as of September 30, 2005.

Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the year ended December 31, 2004. Such factors include, among others:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

•	The extent of the decreases in rental rates,

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to successfully complete and lease development projects on time and within budget,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability of CarrAmerica to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to our partnership agreement, minority interest units may be redeemed by us or one of our affiliates for either cash or common stock of CarrAmerica. The following table summarizes the number and average price for redemptions of third party units during the nine months ended September 30, 2005:

	Total Number of Units Redeemed Purchased (1)	Average Price Per Unit	Remaining Outstanding Third Party Units That May Yet Be Purchased
June 30, 2005			990,690
July 1-31, 2005	10,794	$36.39	979,896
August 1-31, 2005	—	—	979,896
September 1-30, 2005	—	—	979,896

	10,794		979,896

(1)	Units purchased pursuant to the redemption terms included in our partnership agreement

Item 5(a). Other Information

On July 15 2005, we entered into a sale agreement with Transwestern Investment Company for the sale of three properties located in Phoenix, Arizona. We received aggregate consideration pursuant to the sale agreement, in the amount of $64.25 million. On September 29 2005, the sale closed with total net cash proceeds to us in the amount of $63.7 million.

Item 6. Exhibits

(a)	Exhibit

10.1	Purchase Sale Agreement between CarrAmerica U.S. West, LLC and Transwestern Investment Company LLC, dated July 15, 2005

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated November 2, 2005

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated November 2, 2005

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated November 2, 2005

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

Date: November 2, 2005