Form 10-K
period 2005-12-31
CARRAMERICA REALTY L P
filed 2006-03-02
CIK 1040554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐         Accelerated Filer  ☐        Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed under certain circumstances) the aggregate market value of the 990,691units of partnership interest held by non-affiliates of the registrant was approximately $35,843,200 based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $36.18 on the New York Stock Exchange composite tape on such date.

Number of Partnership Units outstanding of each of the registrant’s classes as of February 20, 2006: 14,362,972

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Annual Report on Form 10-K of CarrAmerica Realty Corporation for the year ended December 31, 2005 are incorporated by reference into Parts I, II and III.

(2) Portions of the CarrAmerica Proxy Statement with respect to the Annual Stockholders’ Meeting to be held April 27, 2006 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

General

CarrAmerica Realty, L.P. is a Delaware limited partnership formed in March 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of December 31, 2005, we owned a controlling interest in a portfolio of 53 operating office buildings. The 53 operating office buildings contain a total of approximately 4.1 million square feet of net rentable area and as of December 31, 2005 were 91.4% leased. As of December 31, 2005, we also owned minority interests (ranging from 21.2% to 49.0%) in 30 operating office buildings. The 30 operating office buildings in which we owned a minority interest as of December 31, 2005 contained a total of approximately 3.3 million square feet of net rentable area and were 95.3% leased.

We are managed indirectly by CarrAmerica Realty Corporation, a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”), which is listed on the New York Stock Exchange under the symbol “CRE.”

On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. in exchange for units of common and preferred partnership interest in CarrAmerica Realty Operating Partnership, L.P. CarrAmerica Realty Operating Partnership, L.P. assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. are collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, LLC. (“General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at December 31, 2005. Our limited partners are CarrAmerica Realty LP Holdings, LLC, a wholly owned subsidiary of CarrAmerica, which owned an approximate 92.5% interest in us at December 31, 2005, and various other individuals and entities, which collectively owned an approximate 6.5% interest in us at December 31, 2005.

CarrAmerica focuses on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2005, it owned a controlling interest in 235 operating office buildings. The 235 operating office buildings contain a total of approximately 18.4 million square feet of net rentable area. The operating buildings in which it owned a controlling interest as of December 31, 2005 were 89.4% leased and, in the aggregate, had approximately 1,254 tenants. As of December 31, 2005, CarrAmerica also owned minority interests (ranging from 15% to 50%) in 50 operating office buildings and one development property. These 50 operating office buildings contain a total of approximately 7.9 million square feet of net rentable area, while it is estimated that the development property, which is currently under construction, will contain approximately 154,000 square feet of net rentable area. The operating buildings in which CarrAmerica owned a minority interest as of December 31, 2005 were 91.4% leased. For more complete information regarding CarrAmerica, see CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 CarrAmerica 10-K”).

CarrAmerica or its predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years.

CarrAmerica organized and administers us as a means of acquiring, developing, owning and operating certain properties in its portfolio. All of our properties, along with our financial condition and results of operations, are reported as part of the consolidated financial statements of CarrAmerica. We are required to report separately in this Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission because we are a guarantor of CarrAmerica’s publicly held debt. As of December 31, 2005, approximately 22.4% of the total assets of CarrAmerica were owned by us or our subsidiaries.

We contract with CarrAmerica for services. During 2005, CarrAmerica charged us for the compensation costs of approximately 41 on-site employees. The compensation cost charged to us by

CarrAmerica is equivalent to the cost we would have incurred if we were their employer. This compensation cost is charged separately from the general and administrative cost allocation made to us by CarrAmerica.

Business Strategy

Our primary business is real estate property operations. We are an integral part of CarrAmerica, and our operations and strategic direction are defined by CarrAmerica. CarrAmerica’s primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics. CarrAmerica believes that it utilizes its knowledge of its markets to evaluate market conditions and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, CarrAmerica has actively deployed capital towards acquisitions and development in order to create a portfolio with strong long-term growth prospects. In addition to seeking growth through acquisitions and development, CarrAmerica continues to strive to retain tenants and attract new tenants in its existing portfolio. CarrAmerica believes that its focus on its local relationships in its core markets, on customer service, primarily through superior property management and fast and responsive leasing initiatives has enabled it to maintain strong portfolio performance in a challenging office market.

Each of CarrAmerica’s markets is managed by a Marketing Managing Director (“MMD”), who is responsible for maximizing returns on CarrAmerica’s portfolio and pursuing investment, development, and service opportunities. MMDs ensure that CarrAmerica consistently meets the needs of its customers, identifying new growth or capital deployment opportunities and sustaining active relationships with real estate brokers. Because of their ties and experience in the local markets, MMDs have extensive knowledge of local conditions in their respective markets and are an important part of building CarrAmerica’s local operations and investment strategies.

Our total property operating income allocated by market for the year ended December 31, 2005 was as follows:

Market	Percent of Property Operating Income¹ for the Year Ended 12/31/05
Washington, D.C. Metro	26.9
Northern California	15.7
Southern California	13.7
Denver	13.0
Salt Lake City	11.1
Seattle	6.5
Chicago	6.1
Austin	4.9
Dallas	2.1

100.0

¹	Property operating income is property operating revenue less property operating expenses (does not include properties sold in 2005.)

2005 Activity

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets, including Washington, D.C. and Southern California. We anticipate rental economics will improve in the majority of our markets in 2006.

As a result of the improving market conditions described above, occupancy in our portfolio of operating properties increased to 91.4% at December 31, 2005 compared to 87.8% at December 31, 2004. If demand continues to improve in 2006, we expect our average occupancy may improve further. Our occupancy also improved in 2005 over 2004 due to acquisitions of properties with higher occupancies, dispositions of certain low occupancy properties and improving rental markets. We earned $1.6 million of lease termination fees in 2005 compared to $0.6 million in 2004. These fees are non-recurring in nature and we cannot determine at this time what termination fees, if any, we will generate in 2006.

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates for in-place leases in certain markets remain significantly above current market rental rates. While we believe that market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2006 will be, on average, approximately 10%-12% lower than straight-lined rents on our expiring leases. We have 198,000 square feet of space on which leases are currently scheduled to expire in 2006.

We have decided, based on current returns and other market factors to market for sale our wholly-owned properties in the Chicago and Denver markets, and we have begun these efforts in the first quarter of 2006. We intend to reinvest the proceeds from the disposition of any of these properties in our other markets, where we believe we will recognize a greater return on our invested capital and for general corporate purposes. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes at December 31, 2005. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties, as of and for the twelve months ended December 31, 2005, is as follows:

	Amount (In thousands)	% of Total Portfolio
Assets (net book value)	$94,720	13.4%
Rental revenue	18,922	23.9%
Property operating income[1]	9,577	19.9%

[1]	Property operating income is property operations revenue less property operating expenses.

Disposition Activity

During 2005 we disposed of our Phoenix portfolio, 2600 West Olive, Two Mission and the Quorum buildings in Dallas, resulting in proceeds of approximately $158.3 million and recognized gains of $16.7 million. During 2005, we recognized an impairment loss of $6.7 million in 2005 in connection with these properties during the year. For each of the sales, we have had no continuing involvement with any of the properties and accordingly, the gains on these sales, the impairment losses and the operating results of each property are classified as discontinued operations.

Acquisition Activity

During 2005 we acquired four operating properties from third parties, North Creek Corporate Center, Park Place Office Tower, West Willows Technology Center and Chancellor Park. The acquired properties totaled approximately 608,489 rentable square feet and our investment was approximately $167.2 million.

Joint Ventures and Development Activities

Joint venture arrangements provide us with opportunities to reduce investment risk by diversifying capital deployment and enhancing returns on invested capital from fee arrangements. We did not enter into any new joint ventures or have any development activity during 2005.

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

Available Information

The address of our site on the World Wide Web is www.carramerica.com. You may obtain on our web site, free of charge, a copy of this Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments filed to those reports, as soon as reasonably practicable after we electronically file such reports with the SEC.

Item 1A. RISK FACTORS

In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our units. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Our performance and unit value are subject to risks associated with the real estate industry

We derive a substantial majority of our operating and net income from the ownership and operation of office buildings. If we do not generate income sufficient to meet our operating expenses, including debt service and capital expenditures necessary to maintain or improve our properties, our financial performance, the value of our real estate assets and our ability to pay distributions to our unitholders, and consequently the value of our units, will be adversely affected. We are susceptible to, among others, the following real estate industry risks:

•	Downturns in the national, regional and local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	Local conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for high rise and other office properties, making it more difficult for us to lease space at attractive rental rates, or at all;

•	Competition from other available office properties, which could cause us to lose current or prospective tenants to other properties or cause us to reduce our rental rates;

•	Changes in market rental rates and our ability to fund repair and maintenance costs;

•	Our ability to fund the cost of tenant improvements, leasing commissions and other costs associated with leasing or re-letting space;

•	Earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses;

•	Our ability to collect rent from tenants; and

•	Our ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property.

Expected shortfalls in CarrAmerica’s cash flow from operations could require them to draw on their line of credit or dispose of properties in order to meet their anticipated obligations and also may cause them to slow their development activity and/or limit their ability to declare and pay dividends at their current rate

We are primarily funded by CarrAmerica. CarrAmerica anticipates that their cash flow from operations will be adversely affected in 2006 by declining rental rates in certain of their markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at their properties and, most significantly, their estimated tenant-related and other capital expenditures associated with new leases. They anticipate that, in order to maintain their expected quarterly dividend, they will be required to fund a shortfall of cash from operations of approximately $75 to $90 million in 2006. In order to satisfy this shortfall, they currently expect to be required to borrow under their line of credit and/or dispose of properties they otherwise would choose not to sell. Any borrowings under their line of credit to fund these shortfalls would reduce the amount of funds available for other purposes, such as potential acquisitions, capital improvements or development activities.

In addition, CarrAmerica’s ability to borrow under their line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay their expected dividend may be limited by the terms of their debt covenants. During 2006, CarrAmerica expects to approach the limit of their unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, their unencumbered leverage ratio was 56.7%. Their unencumbered leverage ratio is most significantly impacted by the performance of their operating properties and net borrowings required to fund capital expenditures and pay their dividend as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact their unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of their unencumbered properties is calculated by applying capitalization rates stipulated in their line of credit of 8.5% - 9.0% to current operating income. Therefore, CarrAmerica’s unencumbered leverage ratio could increase if the operating income of their unencumbered properties decreases. Additionally, the ratio will increase as they acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. The additional debt required to fund their expected shortfall may result in them exceeding this limit.

Declines in overall economic activity, particularly in our core markets, could adversely affect our operating results

For several years, a weak economic climate affected the office real estate markets. At the end of 2005, vacancy rates in all of our markets were declining and rental economics slowly improving.

Rental rates on space that was re-leased in 2005, generally decreased in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets, particularly in our Northern California market, remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2006 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. We have 198,000 square feet of space on which leases are currently scheduled to expire in 2006.

We are particularly subject to the economic risks in our Washington, DC Metro Area, Northern California and Southern California core markets. These markets represented approximately 26.9%, 15.7%, and 13.7%, respectively, of our property operating income in 2005. A downturn in the economies of these markets, or the impact of a continued national economic downturn on these markets, could result in reduced demand for office space and decreasing rental rates.

One of the factors contributing to the decline in occupancy for our office properties was the increased level of early lease terminations. Future rental income may be affected by future lease terminations as we are unlikely to be able to collect upon termination the full contracted amount payable under the leases as well as the additional cost of re-leasing the space.

Further decreases in occupancy rates and/or further declines in rental rates, particularly in our Washington, DC Metro Area, Northern California and Southern California core markets, may adversely affect our revenues and results of operations in subsequent periods, which could have a material adverse effect on our liquidity and financial condition, our ability to make distributions to our unitholders and result in a decline in the market value of our units.

We may be unable to renew leases or relet space on similar terms, or at all, as leases expire or are terminated, or may expend significant capital in our efforts to relet space

From 2006 through 2010, leases representing approximately 53.8% of our rentable square feet at our currently stabilized properties will expire, with leases on at least 4.8% of our rentable square feet expiring in each of those years. We may not be able to renew leases with our existing tenants or we may be unable to relet space to new tenants if our current tenants do not renew their leases or terminate their leases early. Even if our tenants renew their leases or we are able to relet the space, the terms and other costs of renewal or reletting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions may be less favorable or more costly than the terms of our current leases or than we anticipate and could require the expenditure of significant amounts of capital. If we are unable to renew leases or relet space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions and other costs increase, it could have a material adverse effect on our results of operations, liquidity and financial condition and result in a decline in the value of our units.

Our properties face significant competition which may impede our ability to retain tenants or re-let space when existing tenants vacate

We face significant competition from other owners, operators and developers of office properties, many of which own properties similar to ours in the markets in which we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we or in their owners providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could cause a decline in the value of our units.

We face potential adverse effects from tenant delinquencies, bankruptcies or insolvencies

The bankruptcy, insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our results from operations, liquidity and financial condition could be adversely affected, which could result in a decline in the value of our units.

New developments and acquisitions may fail to perform as expected

We continue to develop and acquire office properties. New office property developments are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, or may be unable to increase occupancy at a newly acquired property as quickly as expected, or at all. If newly acquired properties or development projects are not completed in the timing or at the costs expected or do not perform as expected, our results of operations, liquidity and financial condition may be adversely affected, which could result in a decline in the value of our units.

We may not be successful in identifying and consummating suitable acquisitions of office properties meeting our criteria

Our ability to acquire office properties on favorable terms may be constrained by competition from other investors with significant capital, including publicly traded REITs and institutional investors. Competition from these other potential acquirers may result in increased bidding, which may ultimately increase the price we must pay for a property or may result in us being unable to acquire property at all.

Failure to identify or consummate suitable acquisitions could adversely affect our ability to reinvest proceeds from property dispositions and thereby affect our results of operations and reduce the price of our securities.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

CarrAmerica’s and our use of debt subjects us to various financing risks

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. We and CarrAmerica regularly borrow money to finance our operations, particularly the acquisition and development of properties. We and CarrAmerica generally incur unsecured debt, although in some cases we will incur mortgage debt that is secured by one or more of our office buildings. In the future, CarrAmerica’s and our financial condition could be materially and adversely affected by our use of debt financing, in part due to the following risks:

•	No Limitation on Debt Incurrence. Our organizational documents do not limit the amount of debt we can incur. Our leverage could have important consequences to our unitholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally. In addition, as a result of the financial and operating covenants described below, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry. Any such reduction in our ability to obtain additional financing or our flexibility to conduct our business could adversely affect our financial condition and results of operations. This could result in a decline in the market value of our units.

•	Possible Inability to Meet Scheduled Debt Payments; Potential Foreclosure. If our properties do not perform as expected, the cash flow from our properties may not be sufficient to make required principal and interest payments on our debt. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment.

•	Inability to Refinance Debt. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced as a result of general economic downturns, if our credit rating is downgraded, if our properties do not perform as expected, or otherwise, or extended or paid with proceeds of other capital transactions, such as property sales or new equity capital, our cash flow could be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense which could adversely affect our results of operations, liquidity, financial condition, ability to service debt and make distributions to our unitholders.

•	Financial Covenants Could Adversely Affect CarrAmerica’s Financial Condition. CarrAmerica’s credit facilities and the indentures under which their senior unsecured indebtedness are issued contain financial and operating covenants, including coverage ratios and other limitations on their ability to incur secured and unsecured indebtedness, sell all or substantially all of their assets and engage in mergers, consolidations and certain acquisitions. Failure to meet their financial covenants could result from, among other things, changes in their results of operations or general economic changes. These covenants may restrict their ability to engage in transactions that would otherwise be in their best interests. Failure to comply with any of the covenants under their unsecured credit facility or other debt instruments could result in a default under one or more of their debt instruments. This could cause their lenders to accelerate the timing of payments and restrict their ability to make distributions to their security holders and would therefore have a material adverse effect on their business, operations, financial condition or liquidity.

CarrAmerica’s ability to draw on their unsecured credit facility or incur other unsecured debt in the future could be restricted by certain covenants. During 2006, they may approach the limit of their unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, their unencumbered leverage ratio was 56.7%. Their unencumbered leverage ratio is most significantly impacted by the performance of their operating properties and net borrowings required to fund capital expenditures and pay their dividend as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact their unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of their unencumbered properties is calculated by applying capitalization rates stipulated in their line of credit of 8.5% - 9.0% to current operating income. Therefore, their unencumbered leverage ratio could increase if the operating income of their unencumbered properties decreases. Additionally, the ratio will increase as they acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. If their unencumbered leverage ratio increases and surpasses 60%, it could impact their business and operations, including their ability to incur additional unsecured debt, draw on their unsecured line of credit, which is their primary source of short term liquidity, pay distributions to their security holders, acquire leveraged properties or invest in properties through joint ventures. CarrAmerica currently expects to work with their lenders to ensure that they remain in compliance with their covenants.

•	Variable Interest Rates Could Increase the Cost of Borrowing. As of December 31, 2005, approximately 28.2% of our total financing was subject to variable interest rates. Because we have not hedged significantly against interest fluctuations, significant increases in interest rates could dramatically increase our costs of borrowing. Additionally, interest rates on certain types of our debt are based on the credit rating of our debt by independent agencies, and would be substantially increased in the event that the credit ratings are downgraded.

•	Derivatives. We may use derivative financial instruments at times to limit market risk only for hedging purposes, not for speculation or trading purposes. Interest rate protection agreements may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. However, these arrangements may expose us to additional risks. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that counterparty may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. Any failure by us to effectively manage our exposure to interest rate risk through hedging agreements or otherwise, and any costs associated with hedging arrangements, could adversely affect our results of operations or financial condition. This could cause the market value of our units to decline.

•

CarrAmerica may need to borrow funds in order to pay distributions necessary to maintain their REIT status. In order to maintain their REIT status, CarrAmerica may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, CarrAmerica generally must distribute to their stockholders at least 90% of their REIT taxable income, excluding capital gains. In order to eliminate federal income tax, they must distribute 100% of their net taxable income, including capital gains. CarrAmerica may need to incur debt to fund required distributions if their cash flows from operations are insufficient to make such distributions, as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or as a result of the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Any such incurrence, particularly during unfavorable market conditions, could adversely affect their results of operations or financial condition. As a result, the market value of their securities could decline.

An earthquake or terrorist act could adversely affect our business

Over 35.9% of our property operating income in 2005 was generated by properties located in the states of California and Washington, which are high risk geographical areas for earthquakes. In addition, a significant portion of our properties are located in the Washington, DC Metro Area and other major urban areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism would severely impact the demand for, and value of, our properties and could also directly impact the value of our properties through damage, destruction or loss and could thereafter materially impact the availability or cost of insurance to protect against these events. A decrease in demand could make it difficult to review or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future earthquakes or terrorist acts otherwise disrupt our tenants’ businesses, it may impact their ability to make timely payments under their existing leases with us which would harm our operating results. Although we maintain earthquake and terrorism insurance for our properties and the resulting business interruption, any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our results of operations, liquidity and financial condition, and result in a decline in the value of our units.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs have fluctuated significantly in recent years.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under the Terrorism Risk Insurance Program, the federal government shares in the risk of loss associated with certain future terrorist acts. The Terrorism Risk Insurance Program was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the “Extension Act”) was enacted, which extended the duration of the Terrorism Risk Insurance Program until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for insured losses under the program.

While the underlying structure of TRIA was left intact, the Extension Act makes some adjustments, including increasing the current insurer deductible from 15% of direct earned premiums to 17.5% for 2006, and to 20% of such premiums in 2007. For losses in excess of the deductible, the federal government still reimburses 90% of the insurer’s loss in 2007. The federal share in the aggregate in any program year may not exceed $100 billion (the insurers will not be liable for any amount that exceeds this cap). Under the Extension Act, losses incurred as a result of an act of terrorism are required to exceed $5.0 million before the program is triggered and compensation is paid under the program, but that amount increases to $50.0 million on April 1, 2006, and to $100.0 million in 2007. As a result, unless we obtain separate coverage for events that do not meet that threshold (which coverage may not be required by the respective loan documents and may not otherwise be obtainable), such events would not be covered. In addition, the recently enacted legislation may subsequently result in increased premiums charged by insurance carriers for terrorism insurance.

In May 2004, CarrAmerica formed a wholly-owned captive insurance company which provides $490 million in coverage against losses due solely to biological, chemical or radioactive contamination arising out of a certified terrorist act. In the event of a covered loss in 2006, we expect this captive insurance company to recover 90% of its losses, less certain deductibles, from the United States government, but it has not reinsured its remaining exposure and may have insufficient capital to fully pay our claim. We or CarrAmerica will be required to fund the remaining 10% of a covered loss.

Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property. It is also possible that third-party insurance carriers will not be able to maintain reinsurance sufficient to cover any losses that may be incurred.

In addition, if any of our properties were to experience a catastrophic loss that was insured, there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations. It could still seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed.

Also, we have to renew our policies in most cases on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition, which could cause a decline in the market value of our units.

Increases in taxes and regulatory compliance costs, including compliance with the Americans with Disabilities Act, may adversely affect our results of operations

We may not be able to pass all real estate tax increases through to our tenants. Therefore, any tax increases may adversely affect our results of operations. Our properties also are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Some trade associations, such as the Building Owners and Managers Association and the National Fire Protection Association (NFPA), publish standards that are adopted by government authorities. These include standards relating to life, safety and fire protection systems published by the NFPA. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, we cannot provide any assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our results of operations.

Under the Americans with Disabilities Act of 1990 (ADA) and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to achieve compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operation, cash flow, per share trading price of our securities and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be adversely affected.

Environmental compliance cost and liabilities associated with operating our properties may result in unanticipated expenses and may affect our results of operations

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. In addition, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold and medical waste. The clean up of any environmental contamination, including asbestos and mold, can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow using a property as collateral or could prove so costly as to have a material adverse effect on our results of operations, liquidity and financial condition, which could result in our inability to make distributions to our unitholders and result in a decline in the value of our units.

We do not have exclusive control over our joint venture investments

We have invested, and may invest in the future, in projects or properties as a co-venturer or partner in the development of new properties. These investments involve risks not present in a wholly-owned project. Risks related to these investments could include:

•	Absence of control over the development, financing, leasing, management and other aspects of the project;

•	Possibility that our co-venturer or partner might:

•	become bankrupt;

•	have interests or goals that are inconsistent with ours;

•	take action contrary to our instructions, requests or interests (including those related to CarrAmerica’s qualification as a REIT for tax purposes); or

•	otherwise impede our objectives; and

•	Possibility that we, together with our partners, may be required to fund losses of the investee.

In addition, most of our joint venture agreements contain provisions, and may contain similar provisions in the future, that could require us to buy our partner’s interest or sell our interest or the property or project at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale.

CarrAmerica’s status as a REIT

CarrAmerica believes that they qualify for taxation as a REIT for federal income tax purposes, and they plan to operate so that they can continue to meet the requirements for taxation as a REIT. If they qualify as a REIT, they generally will not be subject to federal income tax on income that they distribute currently to their shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that CarrAmerica is a REIT requires an analysis of various factual matters and circumstances that may not be totally within their control. For example, to qualify as a REIT, at least 95% of their gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. In determining that they have satisfied this requirement, they have concluded that certain services, such as cafeteria services that were provided to tenants through an independent contractor at some of their properties under arrangements where they bore part or all of the expenses of such services, were considered customary in the geographic area where such properties are located. There can be no assurance that the IRS or a court would agree with such conclusion or other positions CarrAmerica has taken interpreting the REIT requirements. They also are required to distribute to their stockholders at least 90% of their REIT taxable income (excluding capital gains). The fact that they hold some of their assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize their REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for them to remain qualified as a REIT.

If CarrAmerica fails to qualify as a REIT for federal income tax purposes and do not meet the requirements necessary to avail themselves of certain statutory relief provisions, they would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted them relief under such statutory provisions, they would remain disqualified as a REIT for four years following the year they first failed to qualify. If they failed to qualify as a REIT, they would have to pay significant income taxes. This likely would have a significant adverse effect on the value of our units and our ability to make distributions to our unit holders.

Even if CarrAmerica qualifies as a REIT for federal income tax purposes, they are required to pay certain federal, state and local taxes on their income and property. For example, if they have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While CarrAmerica undertakes sales of assets that become inconsistent with their long term strategic or return objectives, they do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. They also will be subject to corporate-level tax upon the recognition of any built-in gain that exists with respect to assets acquired in tax-deferred, carry-over basis transactions from non-REIT “C” corporations for 10 years following the acquisition. This rule will apply, for example, to the gain that existed on certain assets they acquired upon the liquidation of one of their taxable REIT subsidiaries on December 31, 2003. In addition, any net taxable income earned directly by some of their affiliates, including Carr Real Estate Services Inc. and CarrAmerica Development Inc., is subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Several entities in which CarrAmerica owns interests, including Carr Real Estate Services Inc. and CarrAmerica Development Inc., have elected to be taxable REIT subsidiaries. Finally, some state and local jurisdictions may tax some of their income even though as a REIT they are not subject to federal income tax on that income. To the extent that they and their affiliates are required to pay federal, state and local taxes, they will have less cash available for distributions to their shareholders.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

General

As of December 31, 2005, we owned interests (consisting of whole or partial ownership interests) in 83 operating office buildings located in 9 markets across the United States. As of December 31, 2005, we owned fee simple title or leasehold interests in 53 operating office buildings and non-controlling partial interests of 21.2% to 49.0% in 30 operating office buildings. The 53 operating office buildings contain a total of approximately 4.1 million square feet of net rentable area and as of December 31, 2005 were 91.4% leased. The 30 operating office buildings in which we owned a minority interest as of December 31, 2005 contain approximately 3.3 million square feet of net rentable area and were 95.3% leased as of December 31, 2005.

The following table sets forth information about each operating property in which we own an interest as of December 31, 2005:

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Consolidated Properties

Suburban Washington, D.C.:
Canal Center	4	495,676	92.0%	13,707	30.10	Close Up Foundation (12%)
TransPotomac V Plaza	1	97,402	91.3%	2,600	29.22	Effinity Financial Corporation (15%), Casals & Assoc., Inc. (11%), Grafik Communications, LTD. (11%), Larson & Taylor (11%), The Onyx Group (11%), The Leonard Resource Group (11%)
Park Place	1	164,535	87.7%	4,749	32.90	No tenant occupies 10%

Suburban Washington, D.C.	6	757,613	91.0%

Orange County:
South Coast Executive	2	154,959	100.0%	3,659	23.62	University of Phoenix (41%), First Team Real Estate (18%), FNC, Inc. (12%)
Bay Technology Center	2	107,481	100.0%	1,682	15.65	Finance America (65%), Stratacare, Inc. (21%)

Orange County	4	262,440	100.0%

San Diego:
Town Center Technology Park IV	1	105,358	100.0%	2,181	20.70	Gateway, Inc. (100%)
Torrey Pines Research Center	1	81,816	100.0%	2,846	34.79	Metabasis Therapeutics, Inc. (100%)
Chancellor Park	2	190,946	81.6%	4,887	31.36	No tenant occupies 10%

San Diego	4	378,120	90.7%

Northern California
San Mateo Center	3	209,017	90.7%	4,235	22.35	GLU Mobile, Inc. (18%), ePocrates, Inc. (14%)
Mountain View Gateway Center	2	236,400	100.0%	5,850	24.75	KPMG LLP (57%), Netscape Communications Corp (43%)

Northern California	5	445,417	95.6%

Seattle, WA:
Canyon Park Commons	1	95,290	100.0%	1,532	16.08	Safeco Insurance Company (100%)
North Creek Corporate Center	3	94,048	89.8%	1,302	15.97	ID Biomedical Corporation (30%), All America Semiconductor (14%), Woodinville Montessori School (14%)
West Willows Technology Center	3	155,830	100.0%	2,865	18.38	New Cingular Wireless PCS, LLC (100%)

Seattle	7	345,168	97.2%

Austin, TX:
City View Centre	3	136,106	80.9%	1,895	17.20	Austin Infor Systems, Inc. (23%), Oasis Design, Inc. (20%)
City View Centre	1	128,716	100.0%	1,652	12.83	Broadwing Telecommunications (100%)

Austin	4	264,822	90.2%

Chicago, IL:
Bannockburn	3	315,287	72.4%	3,589	15.72	Mosaic Global Holdings Inc. (23%), Parexel (12%)

Chicago	3	315,287	72.4%

Dallas, TX:
Cedar Maple Plaza	3	113,010	80.9%	2,048	22.41	A.G. Edwards & Sons, Inc. (11%)

Dallas	3	113,010	80.9%

Denver, CO:
Harlequin Plaza	2	319,069	81.7%	3,863	14.82	Bellco Credit Union (18%), Regis University (12%)
Quebec Court I	1	130,000	100.0%	2,015	15.50	Time Warner (100%)
Quebec Court II	1	157,294	100.0%	2,469	15.70	Tele-Communications, Inc. (100%)
Quebec Centre	3	106,865	90.1%	1,559	16.18	Team Lending Comcepts, LLC (14%), Walberg, Dagner & Tucker, P.C. (13%), Eonbusiness Corporation (12%)

Denver	7	713,228	90.3%

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Salt Lake City, UT:
Sorenson Research Park	6	321,366	95.2%	3,841	12.55	Convergys Customer Mgmt Group (47%), ITT Educational Services, Inc. (10%)
Wasatch Corporate Center	4	227,889	98.6%	3,395	15.10	Advanta Bank Corporation (32%), Achieveglobal, Inc. (13%), Musician’s Friend, Inc. (11%)

Salt Lake City	10	549,255	96.6%

Total Consolidated Properties	53	4,144,360		78,421
Weighted Average			91.4%		20.70

Unconsolidated Properties

Washington, D.C.:
1201 F Street[6]	1	226,922	99.2%	7,827	34.77	Cadwalader, Wickersham (21%), Charles River Assoc., Inc. (20%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)

Chicago Market Office:
Parkway[6]	6	745,277	96.3%	12,647	17.62	Astellas US LLC (27%), Citi Commerce Solutions, Inc. (17%), Shand Morahan & Co. (11%)

Dallas Market Office:
Royal Ridge[6]	4	505,282	99.5%	7,715	15.35	Verizon (29%), Capital One Services, Inc. (24%), American Honda Finance Corp. (13%)
Custer Court[7]	1	120,800	94.4%	1,997	17.50	Aurora Loan Services Inc. (18%), Cirro Group, Inc. (17%), Beazer Homes LP (16%), Tellabs Petaluma, Inc. (16%), Option One Mortgage Corp. (14%)

Austin Market Office:
Riata Corporate[6]	8	671,998	86.5%	9,201	15.82	Janus Capital Corporation (48%), Pervasive Software, Inc. (14%)
Riata Crossing[6]	4	324,963	100.0%	2,255	6.94	Apple Computer, Inc. (85%), D.R. Horton, Inc. (15%)

Denver Market Office:
Panorama[6]	6	673,714	96.2%	12,938	19.97	Charles Schwab & Co., Inc. (41%), Archstone-Smith (13%), AT&T Corporation (12%)
Total Unconsolidated Properties	30	3,268,956		54,580
Weighted Average			95.3%		17.52

Total All Operating Properties:	83	7,413,316		$133,001
Weighted Average			93.1%		$19.27

[1]	Includes office, retail, parking space and storage.
[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2005.
[3]	Total annualized GAAP base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
[4]	Calculated as total annualized base rent divided by net rentable area leased.
[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
[6]	We own 35% through a joint venture.
[7]	We own 49% through a joint venture.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs have fluctuated significantly in recent years.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”), was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under the Terrorism Risk Insurance Program, the federal government shares in the risk of loss associated with certain future terrorist acts. The Terrorism Risk Insurance Program was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the “Extension Act”) was enacted, which extended the duration of the Terrorism Risk Insurance Program until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for the insured losses under the program.

While the underlying structure of TRIA was left intact, the Extension Act makes some adjustments, including increasing the current insurer deductible from 15% of direct earned premiums to 17.5% for 2006, and to 20% of such premiums in 2007. For losses in excess of the deductible, the federal government still reimburses 90% of the insurer’s loss, but the amount of federal reimbursement decreases to 85% of the insurer’s loss in 2007. The federal share in the aggregate in any program year may not exceed $100 billion (the insurers will not be liable for any amount that exceeds this cap). Under the Extension Act, losses incurred as a result of an act of terrorism are required to exceed $5.0 million before the program is triggered and compensation is paid under the program, but that amount increases to $50.0 million on April 1, 2006, and to $100.0 million in 2007. As a result, unless we obtain separate coverage for events that do not meet that threshold (which coverage may not be required by the respective loan documents and may not otherwise be obtainable), such events would not be covered. In addition, the recently enacted legislation may subsequently result in increased premiums charged by insurance carriers for terrorism insurance.

In May 2004, CarrAmerica formed a wholly-owned captive insurance company which provides $490 million in coverage against losses due solely to biological, chemical or radioactive contamination arising out of a certified terrorist act. In the event of a covered loss in 2006, we expect our captive insurance company to recover 90% of its losses, less certain deductibles, from the United States government, but it has not reinsured its remaining exposure and may have insufficient capital to fully pay our claim. We or CarrAmerica would then be required to fund the remaining 10% of a covered loss.

In 2003, due to the rising cost of California earthquake insurance, we reviewed our probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, we determined that it was possible to lower our earthquake coverage from $200 million to $150 million. We believe this will be sufficient coverage but there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations.

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2005, 91.4% of the aggregate net rentable square footage in our 53 consolidated operating office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past three years for the consolidated operating properties:

December 31,	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Consolidated Properties
2005	91.4%	$23.91	53
2004	87.8%	22.24	53
2003	87.8%	22.70	55

[1]	Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2005 for our 53 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2006	198,032	$4,454	5.7%
2007	381,120	7,994	10.2%
2008	767,873	15,271	19.5%
2009	441,599	7,482	9.5%
2010	437,747	9,323	11.9%
2011	429,436	9,036	11.5%
2012	498,911	11,944	15.2%
2013	74,488	1,687	2.1%
2014	147,080	2,247	2.9%
2015	235,251	5,430	6.9%
2016 and thereafter	174,685	3,636	4.6%

Mortgage Financing

As of December 31, 2005, one of our consolidated operating properties was subject to fixed rate mortgage indebtedness ($13.8 million.) The following table details information regarding the existing mortgage indebtedness for the consolidated operating property as of December 31, 2005.

Property	Interest Rate	Principal Balance (000’s)	Maturity Date	Annual Debt Service (000’s)	Estimated Balance Due at Maturity (000’s)
South Coast	7.13%	$13,823	6/10/09	$1,287	$12,660

During the fourth quarter of 2005, we sold our 2600 West Olive property. We used the proceeds from the disposition to repay the related $17.9 million of fixed rate debt and the $1.2 million of prepayment penalties, which were incurred as a result of the prepayment. The prepayment penalties were included in discontinued operations since we were required to repay the mortgage upon sale of the related property. We repaid an aggregate of $40.3 million of third-party fixed rate debt in 2004, of which $29.8 million was extinguished early and incurred prepayment penalties of $0.8 million which were included in interest expense. In connection with the 2004 prepayments, we borrowed $19.5 million under a variable rate note from CarrAmerica.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our Units. As of December 31, 2005, there were 24 holders of Units on record. As of December 31, 2005, there were no options or warrants to purchase Units outstanding. In addition, as of December 31, 2005, there were no Units that were being, or have been, proposed to be publicly offered by us.

Each Unit held by partners, other than GP Holdings or LP Holdings, is (subject to holding period limitations) redeemable for cash equal to the value of a share of CarrAmerica common stock or, at the option of GP Holdings, CarrAmerica common stock on a one-for-one basis. For the high and low trading prices of CarrAmerica’s common stock for the last two years, see “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” in the 2005 CarrAmerica 10-K, which information is hereby incorporated by reference.

Under our partnership agreement, to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. We have made regular quarterly distributions of $0.50 per Class A, D and E Unit throughout 2005 and 2004. The distributions are appropriately prorated to reflect ownership of Units for less than the full period to which the distribution relates. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of CarrAmerica, out of any funds legally available for that purpose.

Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate $0.50 per unit per quarter. Cash flows from operations decreased from $48.7 million in 2004 to $34.2 million in 2005. We expect our cash flow from operations to be lower in 2006 than 2005 and tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to CarrAmerica’s Annual Report of Form 10-K for the year ended December 31, 2005, including but not limited to, declining rental rates in certain of our markets with expiring leases, rent abatement features in many of the new leases at our properties and, most significantly, their estimated tenant-related and other capital expenditures associated with new leases. We anticipate that these factors will negatively impact our cash flows from operations and our ability to cover our current distribution level using cash flows from operations. We currently expect to maintain our distribution rate of $0.50 per unit per quarter in 2006. As a result, we may need to borrow under our line of credit or sell assets in order to maintain our distribution rate. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our distributions below the current rate.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for us and our consolidated subsidiaries.

The following selected financial and operating information should be read in conjunction with Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

(amount in thousands, except Other Data)	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01
Operating Data:
Total operating revenues	$83,435	$75,750	$80,721	$69,714	$60,298
Income from continuing operations	6,309	5,669	10,667	8,592	(6,751)
Discontinued operations[1]	13,523	7,088	6,729	37,862	19,276
Net income	19,832	12,757	17,396	46,454	12,525
Cash distributions paid to Unitholders	1,975	10,635	2,483	2,324	2,589

Balance Sheet Data (at period end):
Real estate, before accumulated depreciation	$760,437	$769,937	$759,003	$762,849	$713,477
Total assets	706,387	698,886	730,798	750,621	714,903
Mortgages and notes payable	95,713	96,840	117,666	120,580	140,729
Total partners’ capital (including mandatorily redeemable partnership units)	589,994	572,137	570,019	555,123	510,993

Other Data (at period end):
Number of consolidated properties	53	53	55	55	53
Square footage	4,144,000	4,774,000	4,934,000	4,938,000	4,941,000

[1]	In 2005, 2004 and 2002, we sold operating properties whose operations, impairment loss and gains are classified as discontinued operations for all years presented.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated in the financial statements was 53, 53 and 55 as of December 31, 2005, 2004 and 2003, respectively.

The contraction of office workforces through 2002, reduced demand for office space and overall vacancy rates for office properties increased in all of our markets and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. In 2004, the positive trend of reduced vacancy rates and positive net absorption continued in most of our markets. As a result of improved job growth, leasing activity increased significantly, and we believe that market rental rates stabilized in all of our markets. In 2005, rental economics improved in most of our markets and we expect this to continue in 2006. The occupancy in our portfolio of operating properties was 91.4% at December 31, 2005 and 87.8% at both December 31, 2004 and 2003. Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations, our average occupancy in all markets stabilized in 2004 and in 2005 began to improve. If demand continues to improve in 2006, we expect that our overall portfolio average occupancy may improve further.

While we believe market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2006 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. Leases representing 4.8% (approximately 198,000 square feet) of the net rentable square feet at our properties will expire before December 31, 2006.

We have decided, based on current returns and other market factors, to market for sale the majority of our wholly-owned properties in Chicago and Denver, and we have begun these efforts in the first quarter of 2006. We intend to reinvest the proceeds from the sale of Chicago and Denver in our other markets where we believe we will recognize a greater return on our invested capital. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition and development of other properties or for general corporate purposes, including ongoing tenant improvements and the funding of cash flow shortfalls in order to maintain and pay dividends on our common and preferred stock and distributions to third party unitholders in certain of our subsidiaries. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes as of December 31, 2005. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties as of and for the twelve months ended December 31, 2005 is as follows:

	Amount (In thousands)	% of Portfolio Total
Assets (net book value)	$94,720	13.4%
Rental revenue	18,922	23.9%
Property operating income[1]	9,577	19.9%

[1]	Property operating income is property operations revenue less property operating expenses.

We expect our cash flows from operations will continue at reduced levels in 2006 and tenant improvements and lease incentives are expected to remain at elevated levels as a result of factors mentioned in the introduction to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of CarrAmerica’s Annual Report of Form 10-K for the year ended December 31, 2005, including but not limited to declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties and, most significantly, our estimated tenant-related and other capital expenditures associated with new leases. We anticipate that these factors will negatively impact our cash flows from operations and our ability to cover our current distribution level using cash flow from operations. We currently expect to maintain our distribution rate of $0.50 per unit per quarter in 2006. As a result we may need to borrow under our line of credit or sell assets in order to maintain our distribution rate. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our distributions below the current rate.

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

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

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

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	20-40 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

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

The fair value of in-place leases includes the effect of leases with above or below market rents, customer relationship value, where applicable, and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $0.2 million, $0.6 million, and $0.7 million for 2005, 2004, and 2003, respectively. The decreases in bad debts expense from 2003 to 2004 and 2005 were due primarily to the reduction of delinquent tenants as marginal tenants’ leases were terminated or sublet.

Results of Operations

Operating results are summarized as follows:

	For the year ended December 31,			Variance
				2005 vs. 2004	2004 vs. 2003
(In millions)	2005	2004	2003
Operating revenues	$83.4	$75.8	$80.7	$7.6	$(4.9)
Property operating expenses	32.8	30.1	30.0	2.7	0.1
General and administrative	9.8	8.9	9.2	0.9	(0.3)
Depreciation and amortization	29.1	25.4	25.0	3.7	0.4
Interest expense	6.4	8.3	8.6	(1.9)	(0.3)
Other income	1.2	2.7	3.1	(1.5)	(0.4)
Tax expense	0.7	—	—	0.7	—
Gain (loss) on sales of properties	0.5	—	(0.4)	0.5	0.4
Discontinued operations	13.5	7.1	6.7	6.4	0.4

During 2005, we acquired four operating properties (North Creek Corporate Center, Park Place Office Tower, West Willows Technology Center and Chancellor Park). These acquisitions affect the comparisons of our operating results. Operating results of the properties acquired in 2005 are summarized as follows:

(In thousands)
Revenue	$5,470
Property operating expenses	1,532
Depreciation and amortization	3,259

Net operating income	$679

During 2004 and 2003, we did not acquire any real estate properties.

Operating revenues increased $7.6 million (10.0%) in 2005 as compared to 2004 and decreased $4.9 million (6.1%) in 2004 as compared to 2003. Revenues in 2005 increased primarily as a result of the 2005 acquisitions ($5.5 million) and improving occupancy partially offset by lower rental rates. Revenues in 2004 decreased from 2003 primarily due to decreases in minimum base rents ($1.5 million), recoveries from tenants ($2.7 million), and other tenant charges ($0.5 million). These decreases were due primarily to lower occupancy rates during the first three quarters of 2004 and lower rental rates for new and renewing tenants during 2004.

Property operating expenses increased $2.7 million (9.0%) in 2005 as compared to 2004 and $0.1 million (0.3%) in 2004 as compared to 2003. Property operating expenses increased in 2005 due primarily to the 2005 acquisitions ($1.5 million). The increase in 2004 from 2003 is primarily due to higher operating expenses partially offset by lower insurance costs and bad debt expense.

General and administrative expenses increased $0.9 million (10.1%) in 2005 as compared to 2004 and decreased $0.3 million (3.3%) during 2004 as compared to 2003. The increase in general and administrative expenses from 2005 to 2004 was due to higher allocations of expense from CarrAmerica as a result of our acquisitions. The acquisitions caused changes to the allocation base computational components. The decrease in 2004 from 2003 was due primarily to decreased costs allocated from CarrAmerica ($0.3 million).

Depreciation and amortization expense increased $3.7 million (14.6%) in 2005 as compared to 2004 and $0.4 million (1.6%) in 2004 as compared to 2003. The increase in 2005 was primarily due to acquisitions ($3.3 million). The increase in 2004 was due primarily to increased depreciation of tenant improvements ($0.2 million).

Interest expense decreased $1.9 million (22.9%) in 2005 as compared to 2004 and $0.3 million (3.5%) in 2004 as compared to 2003. The decrease in interest expense during 2005 was a result of the decrease in the weighted average debt outstanding for the year ended December 31, 2005 from the year ended December 31, 2004. The decrease in 2004 was due primarily to the effects of a decrease in outstanding debt ($0.9 million) partially offset by increases in rates ($0.6 million). During 2004 our mortgages and notes payable balance decreased $20.8 million as a result of repayments of mortgages payable ($39.6 million), partially offset by increased borrowings from affiliates ($18.8 million).

Other income decreased $1.5 million (55.6%) in 2005 as compared to 2004 and $0.4 million (12.9%) in 2004 as compared to 2003. The decrease from 2004 to 2005 was a result of a decrease in equity in earnings of unconsolidated entities ($1.3 million) primarily due to lower earnings from Carr Office Park, LLC. In addition, during 2004, Carr Office Park, LLC received a large settlement payment from a tenant to terminate a development rights agreement. The decrease in other income from 2003 to 2004 was due primarily to a decrease in interest income ($0.4 million).

During 2005, we recorded an accrual for $748,000 for a tax contingency. No accruals were recorded in 2004 or 2003.

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or to support other needs.

During 2005, we disposed of our Phoenix portfolio, 2600 West Olive, Two Mission, and the Quorum properties in Dallas, Texas. Prior to the sale of the Phoenix and Quorum buildings, we recognized impairment losses of $6.7 million. We recognized gains of approximately $25,000 and $63,000, respectively, on these transactions, which along with the properties’ results of operations, are classified as discontinued operations as we have no continuing involvement with the properties after the sales. In addition, we completed the sale of the Phoenix portfolio and sold 2600 West Olive and Two Mission during the fourth quarter of 2005. We recognized gains of $16.6 million, which along with the properties’ results of operations, are classified as discontinued operations as we have no continuing involvement with the properties after the sales. A joint venture in which we owned a 21.2% interest, sold an office building in June 2005. We recognized a gain of $0.5 million on the sale and received cash proceeds of $3.5 million.

We disposed of our Tower of the Hills property in the first quarter of 2004, resulting in proceeds of approximately $10.5 million and recognized a gain of $0.1 million. We previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. We have no continuing involvement with the Tower of the Hills property after the sale and accordingly, the gain on this sale, the impairment loss and the operating results of this property are classified as discontinued operations.

During 2003, we did not dispose of any operating properties, although we reduced a previously recognized gain $0.4 million for additional costs related to a sold property.

Discontinued operations increased $6.4 million in 2005 as compared to 2004 and $0.4 million in 2004 as compared to 2003.

Net operations of properties classified as discontinued operations are summarized as follows:

(In thousands)	2005	2004	2003
Revenues	$16,335	$20,350	$26,390
Property expenses	5,288	5,417	7,967
Depreciation and amortization	5,286	6,679	7,387

Net operations of properties sold or held for sale	5,761	8,254	11,036
Interest expense (including debt prepayment penalty of $1,196 in 2005)	(2,287)	(1,232)	(1,262)
Impairment loss	(6,659)	—	(3,045)
Gain on sale of properties	16,708	66	—

Discontinued Operations	$13,523	$7,088	$6,729

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
				2005 vs. 2004	2004 vs. 2003
(In millions)	2005	2004	2003
Cash provided by operating activities	$34.2	$48.7	$49.1	$(14.5)	$(0.4)
Cash (used in) provided by investing activities	(27.8)	0.2	(14.0)	(28.0)	14.2
Cash used in financing activities	(6.5)	(48.9)	(36.7)	(42.4)	12.2

Operations provided net cash of $34.2 million in 2005 as compared to $48.7 million in 2004 and $49.1 million in 2003. The changes in cash flow from operating activities were primarily the result of fluctuations in timing of receipt of outstanding receivables and payment of accounts payable and the factors discussed above in the analysis of operating results.

Our investing activities used net cash of $27.8 million in 2005, provided net cash of $0.2 million in 2004 and used net cash of $14.0 million in 2003. The change in cash flows from investing activities in 2005 compared to 2004 was due primarily to the net effect of an increase in acquisition and capital expenditures activity during 2005 ($178.3 million) partially offset by an increase in dispositions during 2005 ($151.3 million). The change in cash flows from investing activities in 2004 as compared to 2003 was due primarily to increased proceeds from dispositions of properties ($10.5 million) and reduced costs of acquisition and development of rental property ($3.3 million).

Financing activities used net cash of $6.5 million, $48.9 million and $36.7 million in 2005, 2004 and 2003, respectively. The decrease in net cash used in financing activities in 2005 compared to 2004 was due to a decrease in repayments of mortgage and notes payable ($21.8 million), increased net borrowings from affiliates ($12.0 million) and decreased distributions to unit holders ($8.7 million). The increase in net cash used in financing activities in 2004 as compared to 2003 was due primarily due to increased distributions to unit holders ($8.2 million) due primarily to the distributions of available cash to Class B Unitholders (affiliates of CarrAmerica) pursuant to our partnership agreement and net repayments on debt and amounts due to affiliates ($4.1 million).

Liquidity and Capital Resources

General

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital are their real estate operations and their unsecured credit facility. As of December 31, 2005, CarrAmerica had approximately $15.8 million in cash and cash equivalents, $4.5 million of restricted cash and $369.1 million available for borrowing under their unsecured credit facility. They derive substantially all of their revenue from tenants under leases at their properties. Their operating cash flow therefore depends materially on the rents that they are able to charge to their tenants, and the ability of those tenants to make their rental payments.

Our primary uses of cash are to fund distributions to unitholders, to fund capital investment in our existing portfolio of operating assets and to fund new acquisitions and our development activities. We regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

During 2006, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Approximately $1.8-2.0 million in distributions to Unitholders (other than Class B Unitholders);

•	Approximately $15-$19 million to invest in our existing portfolio of operating assets, including approximately $11-$14 million to fund tenant-related capital requirements;

We expect to meet our capital requirements using cash generated by our real estate operations, by borrowings from CarrAmerica’s unsecured credit facility, and from proceeds from the sale of properties.

We believe that we will generate sufficient cash flow from operations and the possible disposition of assets and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay distributions to Unitholders, to acquire additional properties and land and to pay for construction in progress. However, as a result of general economic downturns, if CarrAmerica’s cash flow from operations are adversely affected in 2006 due to declining rental rates in certain of their markets with expiring leases, rent abatement features in many of the new leases at their properties and most significantly, their estimated tenant-related and other capital expenditures associated with new leases, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to pay the distributions at their current level, make required principal and interest payments, continue our development activities, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the value of our units. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Under our partnership agreement to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate of $0.50 per unit per quarter. Cash flows from operations decreased from $48.7 million in 2004 to $34.2 million in 2005. We expect our cash flow from operations to be lower in 2006 than 2005 and tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of CarrAmerica’s Annual Report on Form 10-K for the year ended December 31,

2005, including but not limited to, continued declines in rental rates compared to the rates on expiring leases. We expect that these factors will negatively impact our cash flows from operations. We currently expect to maintain our distribution rate of $0.50 per unit per quarter in 2006. We expect that operating cash flow will be sufficient to maintain these distributions. In the event available cash is insufficient to pay distributions at the current level we may be unable to make distributions to our Class B Unitholders.

Debt Financing

CarrAmerica generally uses unsecured, corporate-level debt, including senior unsecured notes and their unsecured credit facility, to meet their borrowing needs. As a component of this financing strategy, they continue to unencumber their assets where possible by repaying existing mortgage debt with unsecured debt.

CarrAmerica generally uses fixed rate debt instruments in order to match the returns from their real estate assets. CarrAmerica also utilizes variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate their long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, their mix of variable and fixed rate debt may not suit their needs. At those times, they use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist in managing their debt mix. CarrAmerica will either hedge their variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate.

CarrAmerica has three investment grade ratings. As of December 31, 2005, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to CarrAmerica’s prospective senior unsecured debt offerings and their BBB- rating to CarrAmerica’s prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to CarrAmerica’s prospective senior unsecured debt offerings and its Baa3 rating to their prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in their financial position or a downturn in general economic conditions. Any such downgrade could adversely affect their ability to obtain future financing or could increase the interest rates on their existing variable rate debt. However, as of December 31, 2005, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

CarrAmerica’s primary external source of liquidity is their credit facility. On June 30, 2004, they entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under their previous unsecured senior credit facility. They may increase the facility to $700.0 million by their request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at their option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.04% as of December 31, 2005. As of December 31, 2005, $120.0 million was drawn on the credit facility, $10.9 million in letters of credit were outstanding, and $369.1 million was available for borrowing.

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

As of December 31, 2005, CarrAmerica is in compliance with all debt covenants related to its unsecured line of credit, however, their ability to draw on the unsecured facility or incur other significant debt in the future could be restricted by the covenants. During 2006, CarrAmerica may approach the limit of their unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, CarrAmerica’s unencumbered leverage ratio was 56.7%. Their unencumbered leverage ratio is most significantly impacted by the performance of their operating properties and net borrowings required to fund capital expenditures and pay their dividend as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact their unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of CarrAmerica’s unencumbered properties is calculated by applying capitalization rates stipulated in their line of credit of 8.5% - 9.0% to current operating income. Therefore, their unencumbered leverage ratio could increase if the operating income of their unencumbered properties decreases. Additionally, the ratio will increase as CarrAmerica acquires properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. If their unencumbered leverage ratio increases and surpasses 60%, it could impact their business and operations, including their ability to incur additional unsecured debt, draw on their unsecured line of credit, which is their primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures. CarrAmerica currently expects to work with their lenders to ensure that they remain in compliance with their covenants.

Our total debt at December 31, 2005 is summarized as follows:

(In thousands)
Fixed rate mortgage	$13,823
Fixed rate notes payable to affiliate	54,890
Variable rate note payable to affiliate	27,000

$95,713

Our fixed rate debt bore an effective weighted average interest rate of 7.44% at December 31, 2005 and had a weighted average maturity of 5.5 years. The mortgage debt’s interest rate was 7.13% at December 31, 2005 and matures in 3.4 years. Our variable rate note payable to affiliate at December 31, 2005 bore an interest rate of 100 basis points over 30-day LIBOR or 5.4% as of December 31, 2005. We repaid $17.9 million of fixed rate debt with a portion of the sale proceeds from our 2600 West Olive property. Related to the extinguishment, we incurred $1.2 million of prepayment penalties, which are included in discontinued operations. During 2004, we repaid $40.3 million of fixed rate debt, of which $29.8 million was extinguished early. In connection with these extinguishments, we borrowed $19.5 million under a variable rate note from CarrAmerica and incurred prepayment penalties of $0.8 million, which are included in interest expense in 2004.

We have four loans with CarrAmerica. The first is a $30.0 million loan (balance at December 31, 2005 of $24.9 million) that bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note in the principal amount of $27.0 million requires interest only payments equal to 100 basis points over 30-day LIBOR (5.4% as of December 31, 2005) and matures on December 31, 2017. The fourth is a $18.0 million loan that bears interest at 5.5% and requires monthly interest only payments of $82,500 and matures on November 30, 2015. Total interest paid to CarrAmerica under these loans was $4.5 million in 2005 and $3.3 million in 2004 and 2003.

As of December 31, 2005, we owed our affiliates and CarrAmerica Realty Corporation and its affiliates, $5.5 million compared to $8.9 million as of December 31, 2004. These amounts are subject to interest of 12% computed monthly. The interest expense associated with amounts due to our affiliates was $0.9 million in 2005 and $0.8 million in 2004. Acquisitions completed during 2005 totaling $167.2 million have been funded primarily by disposition of properties and loans from CarrAmerica. We expect to repay amounts due to our affiliates through proceeds from dispositions or operations.

During the third quarter of 2004, we transferred a note receivable of $7.4 million from CarrAmerica Development, Inc. to CarrAmerica as payment for amounts due to CarrAmerica. This transfer resulted in a decrease in notes receivable and due to affiliates. Additionally, notes receivable and due to affiliates decreased as a result of repayments consistent with cash flows generated during 2004.

During 2004 we made distributions of $10.6 million, including distributions of $8.4 million to CarrAmerica. Under our partnership agreement, to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per CarrAmerica share that is paid to its stockholders. Pursuant to the partnership agreement, subsequent to distributions to Class A, Class D and Class E Unitholders, we determined that cash was available to distribute to Class B Unitholders. CarrAmerica is the only holder of Class B Units. No distributions were made to CarrAmerica during 2005.

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

Below is a summary of certain obligations that will require significant capital:

(In thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt¹	$95,713	$1,120	$14,530	$35,063	$45,000
Interest on long term debt²	42,301	6,528	15,821	7,359	12,593
Tenant-related capital[3]	3,450	3,450	—	—	—

¹	See note 3 of Notes to Consolidated Financial Statements.
²	Interest payments on long term debt assumes current credit line borrowings and rates remain at the December 31, 2005 level until maturity.
[3]	Committed tenant-related capital based on executed leases as of December 31, 2005.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. Due to the competitive office leasing market and higher vacancy rates, we expect that tenant-related capital costs will continue to remain high into 2006.

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

Off-Balance Sheet Arrangements

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

Guarantee Obligations

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.04% as of December 31, 2005. As of December 31, 2005, $120.0 million was drawn on the credit facility, $10.9 million in letters of credit were outstanding, and CarrAmerica had $369.1 million available for borrowing.

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of the unsecured notes was $1.5 billion and $1.4 billion as of December 31, 2005 and 2004, respectively. These notes are in the following form:

(In thousands)	Note Principal
	12/31/2005	12/31/2004
6.625% notes due in 2005	—	100,000
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.25% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.500% notes due in 2010	250,000	—
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,525,000	$1,375,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

As of December 31, 2005, CarrAmerica was in compliance with all of its unsecured note covenants.

$100.0 million of 6.625% senior unsecured notes matured March 1, 2005 and were repaid on that date using borrowings from CarrAmerica’s unsecured credit facility. We expect we will be a guarantor on any new financing CarrAmerica may undertake.

CarrAmerica issued $250.0 million principal amount of senior unsecured notes in December 2005 with proceeds of approximately $247.5 million. The notes bear interest at 5.50% per annum payable semi-annually beginning June 15, 2006. The notes mature on December 15, 2010. CarrAmerica used the proceeds from the notes to pay down its unsecured credit facility.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transaction be recognized in financial statements. It is required to be applied for reporting periods beginning after January 1, 2006. CarrAmerica intends to adopt SFAS No. 123 (R) using the modified prospective application method which requires, among other things, that it recognize compensation costs for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because CarrAmerica has used a fair value based method of accounting for stock based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on compensation costs allocated to us by CarrAmerica.

Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new and modified arrangements. We will not be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation requires recognition of an asset and liability with regards to legal obligations associated with the retirement of a tangible long-lived asset, such as the abatement of asbestos. The interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FASB Interpretation No. 47 did not have any effect on our financial statements.

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

Increases in interest rates would increase our interest expense related to variable rate debt and adversely affect our cash flow. As of December 31, 2005, we had $27.0 million of variable rate debt due to CarrAmerica. The note requires interest only payments equal to 100 basis points over 30-day LIBOR or 5.4% as of December 31, 2005 and matures on December 31, 2017.

A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of debt maturities at December 31, 2005:

(In Thousands)
2006	$1,120
2007	13,214
2008	1,316
2009	13,858
2010	1,132
2011 and thereafter	65,073

$95,713

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $1.6 million. The estimated fair market value of the fixed rate debt instruments at December 31, 2005 and 2004 was $61.1 million and $77.6 million, respectively. A 10 percent change in the market interest rate on our variable debt would not result in a material change in our interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 15(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including CarrAmerica’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, CarrAmerica’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure control and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have no directors or executive officers. GP Holdings, our sole general partner, has no directors or executive officers and is managed by CarrAmerica through CarrAmerica Realty Operating Partnership, L. P., the sole member of GP Holdings.

The additional information required by this item concerning directors and executive officers of CarrAmerica is incorporated by reference to the information under the heading “Election of Directors (Proposal 1),” in CarrAmerica’s definitive proxy statement for the annual meeting of its stockholders to be held on April 27, 2006 (the “CarrAmerica Proxy Statement’) and under the headings “Item 1. Business-The Company-Our Directors” and “Our Executive Officers and Certain Key Employees” in the 2005 CarrAmerica 10-K.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of February 20, 2006, regarding the beneficial ownership of Units by each person we know to be the beneficial owner of more than five percent of our outstanding Units. As of February 20, 2006, no director or executive officer of CarrAmerica beneficially owned any Units. Each entity named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by that person, except as otherwise set forth in the notes to the table.

Name and Business Address of Beneficial Owner	Number of Units	Percent of Unit[2]
CarrAmerica Realty Corporation[1]	13,437,950	93.6%
CarrAmerica Realty LP Holdings, LLC	13,294,320	92.6%
CarrAmerica Realty GP Holdings, LLC	143,630	1.0%
1850 K Street, NW
Washington, DC 20006

[1]	Includes 13,294,320 Units held by LP Holdings and 143,630 Units held by GP Holdings, each of which is an indirect wholly owned subsidiary of CarrAmerica.
[2]	Based on 14,362,972 Units outstanding as of February 20, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CarrAmerica Realty Services, LLC (“CARS”), an indirect wholly owned subsidiary of CarrAmerica, provides management and leasing services to all of our office properties. During 2005 we incurred management fees of $2.5 million for CARS services.

We have four loans with CarrAmerica. The first is a $30.0 million loan (balance at December 31, 2005 of $24.9 million) that bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note is in the principal amount of $27.0 million requires interest only payments equal to 100 basis points over 30-day LIBOR (5.4% as of December 31, 2005) and matures on December 31, 2017. The fourth is a $18.0 million loan that bears interest at 5.5% and requires monthly interest only payments of $82,500 and matures on November 30, 2015. Total interest paid to CarrAmerica under these loans was $4.5 million in 2005 and $3.3 million in 2004 and 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is hereby incorporated by reference to the information under the heading “Independent Registered Public Accounting Firm” in the CarrAmerica Proxy Statement.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1)	Financial Statements Reference is made to the Index to Financial Statements and Schedules on page 39.

15(a)(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements and Schedules on page 39.

15(b)	Exhibits

4.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 31, 2002 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.2	Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.3	Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.4	Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.5	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on January 11, 2002)

4.6	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.7	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.8	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.9	Indenture for Senior Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Partnership’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

4.10	Indenture for Subordinated Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Partnership’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

10.1	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 25, 2005, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty L.P. as Guarantor and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 4, 2005)

10.3	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as Administrative Agent on behalf of the Banks (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

10.4	Purchase and Sale Agreement, dated as of July 15, 2005, by and between CarrAmerica U.S. West, LLC and Transwestern Investment Company (incorporated by reference to the Partnership’s Quarterly Report of Form 10-Q filed on November 2, 2005)

21.1	List of Subsidiaries*

23.1	Consent of KPMG LLP, dated March 2, 2006.*

24.1	Power of Attorney of Andrew F. Brimmer (incorporated by reference to Exhibit 24.1 to CarrAmerica’s 2005 Annual Report on Form 10-K).

24.2	Power of Attorney of Joan Carter (incorporated by reference to Exhibit 24.2 to CarrAmerica’s 2005 Annual Report on Form 10-K).

24.3	Power of Attorney of K. Dane Brooksher (incorporated by reference to Exhibit 24.3 to CarrAmerica’s 2005 Annual Report on Form 10-K).

24.4	Power of Attorney of Wesley S. Williams, Jr. (incorporated by reference to Exhibit 24.4 to CarrAmerica’s 2005 Annual Report on Form 10-K).

24.5	Power of Attorney of Robert E. Torray (incorporated by reference to Exhibit 24.5 to CarrAmerica’s 2005 Annual Report on Form 10-K).

24.6	Power of Attorney of Bryce Blair (incorporated by reference to Exhibit 24.6 to CarrAmerica’s 2005 Annual Report on Form 10-K).

24.7	Power of Attorney of Patricia Diaz Dennis (incorporated by reference to Exhibit 24.7 to CarrAmerica’s 2005 Annual Report on Form 10-K).

31.1	Rule 13a-14(a) Certification from Mr. Thomas A. Carr dated March 2, 2006*

31.2	Rule 13a-14(a) Certification from Mr. Stephen E. Riffee, dated March 2, 2006*

32.1	Section 1350 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee dated March 2, 2006*

99.2	“Item 5–Market for Registrant’s Common Equity & Related Stockholder Matters,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2005).

99.3	“Election of Directors (Proposal 1),” (incorporated by reference to CarrAmerica’s Proxy Statement on Schedule 14A related to CarrAmerica’s stockholders in connection with CarrAmerica’s 2005 Annual Meeting of Stockholders).

99.4	“Item 1–Business–The Company–Directors of the Company,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2005).

99.5	“Item 1–Business–The Company–Executive Officers and Certain Key Employees of the Company,” (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

99.6	“Executive Compensation,” (incorporated by reference to CarrAmerica’s Proxy Statement on Schedule 14A related to CarrAmerica’s 2005 Annual Meeting of Stockholders).

*	Filed herewith

15(c) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 2, 2006.

CARRAMERICA REALTY, L.P.
a Delaware limited partnership

By:	CarrAmerica Realty GP Holdings, LLC, its general partner

By:	CarrAmerica Realty Operating Partnership, L.P., its sole member

By:	CarrAmerica Realty Corporation, its general partner

By:	/s/ THOMAS A. CARR
Thomas A. Carr
Chief Executive Officer (of CarrAmerica Realty GP Holdings, LLC, the general partner of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of CarrAmerica Realty Corporation and in the capacities indicated on March 2, 2006.

Signature	Title
/s/ THOMAS A. CARR Thomas A. Carr	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Operating Officer and Director

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	Chief Financial Officer (Principal Financial Officer)

/s/ KURT A. HEISTER Kurt A. Heister	Senior Vice President, Controller and Treasurer (Principal Accounting Officer)

* Bryce Blair	Director

* Andrew F. Brimmer	Director

* K. Dane Brooksher	Director

* Joan Carter	Director

* Patricia Diaz Dennis	Director

* Robert E. Torray	Director

* Wesley S. Williams, Jr.	Director

*By:	/s/ STEPHEN E. RIFFEE
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Washington, D.C.

February 22, 2006

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2005 and 2004

(In thousands)	2005	2004
Assets
Rental property:
Land	$136,814	$127,458
Buildings	546,838	579,220
Tenant improvements	75,284	61,633
Furniture, fixtures and equipment	1,501	1,626

	760,437	769,937
Less – accumulated depreciation	(139,818)	(158,043)

Total rental property	620,619	611,894

Land held for development	4,168	5,826
Accounts receivable, net	2,433	2,957
Investments in unconsolidated entities	36,823	41,227
Accrued straight-line rents	14,848	18,300
Tenant leasing costs, net	14,039	10,689
Intangible assets, net	13,018	7,394
Prepaid expenses and other assets	439	599

	$706,387	$698,886

Liabilities, Mandatorily Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$13,823	$32,206
Notes payable to affiliates	81,890	64,634
Accounts payable and accrued expenses	8,908	14,645
Due to affiliates	5,480	8,872
Rent received in advance and security deposits	6,292	6,392

Total liabilities	116,393	126,749

Mandatorily redeemable partnership units (at redemption value)	32,323	37,188

Partners’ capital:
General partner	6,088	5,890
Limited partners	551,583	529,059

Total partners’ capital	557,671	534,949
Commitments and contingencies

	$706,387	$698,886

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
Operating revenues:
Rental revenue:
Minimum base rent	$65,915	$60,296	$61,815
Recoveries from tenants	12,147	11,409	14,145
Other tenant charges	4,579	3,306	3,793

Total rental revenue	82,641	75,011	79,753
Other revenue	794	739	968

Total operating revenues	83,435	75,750	80,721

Operating expenses:
Property expenses:
Operating expenses	25,130	22,658	22,376
Real estate taxes	7,642	7,478	7,597
General and administrative	9,816	8,917	9,161
Depreciation and amortization	29,058	25,386	25,006

Total operating expenses	71,646	64,439	64,140

Real estate operating income	11,789	11,311	16,581

Other (expense) income:
Interest expense	(6,393)	(8,312)	(8,563)
Interest income	133	359	812
Tax expense	(748)	—	—
Equity in earnings of unconsolidated entities	1,046	2,299	2,264

Net other expense	(5,962)	(5,654)	(5,487)

Income from continuing operations before gain (loss) on sales of properties	5,827	5,657	11,094

Gain (loss) on sales of properties	482	12	(427)

Income from continuing operations	6,309	5,669	10,667

Discontinued operations	13,523	7,088	6,729

Net income	$19,832	$12,757	$17,396

Net income attributable to general partner	$198	$128	$174

Net income attributable to limited partners	$19,634	$12,629	$17,222

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2005, 2004 and 2003

(In thousands)	General Partner	Limited Partners	Total
Partners’ capital at December 31, 2002	$5,679	$516,668	$522,347

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	(6,935)	(6,935)
Net income	174	17,222	17,396

Partners’ capital at December 31, 2003	5,853	526,955	532,808

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	(2,233)	(2,233)
Distributions to Class B Unitholders	(91)	(8,292)	(8,383)
Net income	128	12,629	12,757

Partners’ capital at December 31, 2004	5,890	529,059	534,949

Adjustment to reflect mandatorily redeemable partnership units at redemption value	—	2,890	2,890
Net income	198	19,634	19,832

Partners’ capital at December 31, 2005	$6,088	$551,583	$557,671

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$19,832	$12,757	$17,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	34,344	32,065	32,393
(Gain) loss on sales of properties	(482)	(12)	427
Gain on sale of discontinued operations	(16,708)	(66)	—
Impairment losses on real estate	6,659	—	3,045
Equity in earnings of unconsolidated entities	(1,046)	(2,299)	(2,264)
Provision for uncollectible accounts	159	597	748
Operating distributions from unconsolidated entities	2,504	1,871	5,703
Other	1,781	(67)	(292)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	524	6,153	(349)
Increase in accrued straight-line rents	(1,285)	(1,347)	(3,070)
Additions to tenant leasing costs	(3,780)	(3,808)	(5,114)
(Increase) decrease in intangible assets, prepaid expenses and other assets	(1,605)	(1,255)	966
Increase (decrease) in accounts payable and accrued expenses	(5,417)	4,903	(1,150)
(Decrease) increase in rent received in advance and security deposits	(1,236)	(757)	650

Total adjustments	14,412	35,978	31,693

Net cash provided by operating activities	34,244	48,735	49,089

Cash flows from investing activities:
Acquisitions and development of rental property and land	(189,439)	(11,162)	(14,429)
Distributions from unconsolidated entities	1,602	751	503
Contributions to unconsolidated entities	(1,723)	(4)	—
Decrease (increase) in restricted deposits	—	115	(115)
Proceeds from sales of properties	161,810	10,512	—

Net cash (used in) provided by investing activities	(27,750)	212	(14,041)

Cash flows from financing activities:
Increase (decrease) in due to affiliates	14,044	(17,486)	(31,305)
Distributions on mandatorily redeemable partnership units	(1,975)	(2,252)	(2,483)
Distributions on Class B partnership units	—	(8,383)	—
Proceeds from notes payable to affiliates	—	19,500	7,500
Repayments on mortgages and notes payable	(18,563)	(40,326)	(10,414)

Net cash used in financing activities	(6,494)	(48,947)	(36,702)

Decrease in cash and cash equivalents	—	—	(1,654)
Cash and cash equivalents, beginning of the period	—	—	1,654

Cash and cash equivalents, end of the period	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $25 in 2005)	$8,679	$8,880	$9,178

Supplemental disclosure of noncash investing and financing activities:

(a)	In July 2004, we transferred a note receivable of $7.4 million from CarrAmerica Development, Inc., an affiliate, to CarrAmerica Realty Corporation.

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies

(a) Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring developing and operating office buildings across the United States. As of December 31, 2005, we owned a controlling interest in a portfolio of 53 operating office buildings. As of December 31, 2005 we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, San Francisco Bay Area, Salt Lake City, San Diego, Seattle and Washington, D.C.

We are managed indirectly by CarrAmerica Realty Corporation, a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. (“the Operating Partnership”) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of CarrAmerica Realty Corporation’s liabilities (CarrAmerica Realty Corporation and CarrAmerica Realty Operating Partnership, L.P. are collectively referred to hereafter as “CarrAmerica”). Our general partner is CarrAmerica Realty GP Holdings, Inc. (the “General Partner”), a wholly owned subsidiary of CarrAmerica. Our General Partner owned a 1.0% interest in us at December 31, 2005. Our limited partners are CarrAmerica Realty LP Holdings, Inc., a wholly owned subsidiary of CarrAmerica, which owned an approximate 92.5% interest in us at December 31, 2005, and various other individuals and entities, which collectively owned an approximate 6.5% interest in us at December 31, 2005.

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

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us. CarrAmerica allocates certain general expenses to subsidiaries based on their respective share of total assets. Expenses allocated to us by CarrAmerica in 2005, 2004, and 2003 were $7.0 million, $5.7 million, and $6.0 million, respectively.

Effective January 1, 2004, all of our employees were transferred to and became employees of CarrAmerica. We contract with CarrAmerica for their services. During 2005 and 2004, CarrAmerica charged us for the compensation costs of approximately 41 and 57, respectively, on-site employees. The compensation cost charged to us by CarrAmerica for these employees is equivalent to the cost we would have incurred if we were their employer. The compensation cost is charged separately from the general and administrative cost allocation made to us by CarrAmerica.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c) Rental Property

Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the Statements of Operations if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale. As of December 31, 2005 no properties are classified as held for sale.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	20-40 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

Specifically identifiable costs associated with properties and land under development are capitalized. Capitalized costs may include salaries and related costs, real estate taxes, interest, pre-construction costs essential to the development of a property, development costs, and external acquisition costs. Costs of significant improvements, renovations and replacements to rental properties are capitalized. Expenditures for maintenance and repairs are charged to operations as they are incurred.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, customer relationship value, where applicable, and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of fair market lease rate for the corresponding space over the remaining non-cancelable terms of the related leases. The

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider included the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

(e) Geographic Concentration

As of December 31, 2005, we owned greater than 50% interests in 53 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income¹ for the Year Ended 12/31/05
Washington, D.C. Metro	6	757,613	26.9
Southern California	8	640,560	13.7
Northern California	5	445,417	15.7
Denver	7	713,228	13.0
Salt Lake City	10	549,255	11.1
Dallas	3	113,010	2.1
Chicago	3	315,287	6.1
Austin	4	264,822	4.9
Seattle	7	345,168	6.5

	53	4,144,360	100.0

¹	Property operating income is property operations revenue less property operating expenses.

(f) Tenant Leasing Costs

We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(g) Fair Values of Financial Instruments

The carrying amounts of accounts receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. Fair value information relating to mortgages and notes payable is provided in note 3.

(h) Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee are the owner, for accounting purposes, of the tenant improvements. If we

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then any tenant improvement allowances funded under the lease are treated as lease incentives and the leased asset is the unimproved space. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These criteria include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors, however, no one factor is determinative in reaching a conclusion.

If a lease provides for rent based on the resolution of contingencies, such as meeting a level of sales by the tenant, we defer rent associated with rental contingencies until the resolution of the contingency.

We recognize lease termination fees on the termination date or over the shortened remaining term of the lease. We recognized lease termination fees of $1.6 million, $0.6 million and $0.7 million in 2005, 2004 and 2003, respectively. These fees are included in other tenant charges in the statements of operations.

We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2005, 2004, and 2003, we recognized bad debt expense of $0.2 million, $0.6 million, and $0.7 million, respectively.

(i) Taxes

We generally make no provision for federal and state income taxes because the partners report their share of our taxable income or loss and any available tax credits on their income tax returns. In limited cases, however, we are subject to certain state and local taxes. We recorded a contingency of $0.7 million in 2005 related to state and local taxes. The aggregate cost of land and depreciable property net of accumulated tax depreciation, for federal income tax purposes as of December 31, 2005 and 2004 was approximately $552 million and $546 million, respectively. As of December 31, 2005 our net book basis in depreciable assets exceeded our net tax basis by $68.4 million. We did not pay any income taxes for the years ended December 31, 2005, 2004 and 2003.

(j) Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(k) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transaction be recognized in financial statements. It is required to be applied for reporting periods beginning after January 1, 2006. CarrAmerica intends to adopt SFAS No. 123 (R) using the modified prospective application method which requires, among other things, that it recognize compensation costs for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because CarrAmerica has used a fair value based method of accounting for stock based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on compensation costs allocated to us by CarrAmerica.

Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new and modified arrangements. We will not be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation requires recognition of an asset and liability with regards to legal obligations associated with the retirement of a tangible long-lived asset, such as the abatement of asbestos. The interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FASB Interpretation No. 47 did not have any effect on our financial statements.

(2) Mandatorily Redeemable Partnership Units

Our ownership is expressed in partnership units (“Units”). These Units are redeemable at the option of the holders for, as determined by CarrAmerica, a like number of shares of common stock of CarrAmerica or cash. Since these Units are redeemable at the option of the holders and this decision is outside our control, they are classified outside partners’ capital on the balance sheet as redeemable partnership units and measured at the redemption value as of the end of the periods presented. As of December 31, 2005 and December 31, 2004, there were 929,522 and 1,126,918 redeemable Units outstanding, respectively. The value of the redeemable Units is based on the closing market price of CarrAmerica common stock, which was $34.63 per share as of December 31, 2005 and $33.00 per share as of December 31, 2004.

(3) Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	December 31, 2005	December 31, 2004
Fixed rate mortgage	$13,823	$32,206
Fixed rate notes payable to affiliate	54,890	37,634
Variable rate note payable to affiliate	27,000	27,000

	$95,713	$96,840

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The mortgages payable outstanding at December 31, 2005 mature in 2009. The weighted average interest rate of fixed rate mortgages and notes payable was 7.44% at December 31, 2005 and 7.77% at December 31, 2004. The weighted average interest rate of our fixed rate mortgages, excluding the notes payable to affiliate, was 7.13% as of December 31, 2005 and 6.91% as of December 31, 2004. We repaid $17.9 million of fixed rate debt with a portion of the sale proceeds from our 2600 West Olive property. Related to the extinguishment, we incurred $1.2 million of prepayment penalties which are included in discontinued operations since we were required to repay the mortgage when we sold the related property. During 2004, we repaid $40.3 million of fixed rate debt, of which $29.8 million was extinguished early. In connection with these extinguishments, we borrowed $19.5 million under a variable rate note from CarrAmerica and incurred prepayment penalties of $0.8 million, which are included in interest expense in 2004.

We have four loans with CarrAmerica. The first is a $30.0 million loan (balance at December 31, 2005 of $24.9 million) that bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third note in a principal amount of $27.0 million, requires interest only payments equal to 100 basis points over 30-day LIBOR (5.4% as of December 31, 2005) and matures on December 31, 2017. The fourth note is a $18.0 million loan that bears interest at 5.5% and requires monthly interest only payments of $82,500 and matures on November 30, 2015. Total interest paid to CarrAmerica under these loans was $4.5 million in 2005 and $3.3 million in 2004 and 2003.

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous unsecured senior credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.04% as of December 31, 2005. As of December 31, 2005, $120.0 million was drawn on the credit facility, $10.9 million in letters of credit were outstanding, and we had $369.1 million available for borrowing.

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

As of December 31, 2005, CarrAmerica was in compliance with all of its debt covenants; however, its ability to draw on the unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Debt maturities at December 31, 2005 are as follows:

(In thousands)
2006	$1,120
2007	13,214
2008	1,316
2009	13,858
2010	1,132
2011 and thereafter	65,073

$95,713

The estimated fair value of our mortgages payable and fixed rate notes payable to affiliate at December 31, 2005 and 2004 was approximately $61.1million and $77.6 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. A total of 28.2% ($27.0 million) of our total debt was subject to variable interest rates.

(4) Partners’ Capital Contributions, Distributions and Participation Percentages

Our Third Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) details the rights of our owners. Our ownership is expressed in units. Units currently are designated as Class A, B, C, D or E Units. Class D Units have first preference. Class A and Class E Units together have second preference and Class B Units have third preference as to the allocation of available cash (defined in the Partnership Agreement). Class C Units do not share in the allocation of available cash. All Class C Units have been converted to Class A Units. Class E Units receive a special allocation for losses. At December 31, 2005 and 2004, affiliates of CarrAmerica owned all of our outstanding Class B Units.

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

Units outstanding were as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Class A Units	839,778	950,309	986,053
Class B Units	13,433,450	13,236,054	13,113,445
Class D Units	73,224	160,089	246,954
Class E Units	16,520	16,520	16,520

	14,362,972	14,362,972	14,362,972

During 2005, we made total distributions of $2.0 million to holders of Class A Units, Class D Units and Class E Units. During 2004, we made total distributions of $10.6 million to unit holders. $8.4 million of the $10.6 million was paid to CarrAmerica, or Class B Unit holders, the remainder was distributed to holders of Class A, Class D and Class E Units.

(5) Lease Agreements

Space in our rental properties is leased to approximately 339 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant operating leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2005 are summarized as follows:

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	Future Minimum Rent	Percentage of Total Space Under Lease Expiring
2006	$76,953	4.8
2007	72,645	9.2
2008	61,089	18.5
2009	50,941	10.7
2010	41,414	10.6
2011 & thereafter	101,438	37.6

	$404,480

Often, leases contain fixed increases in additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

(6) Investments in Unconsolidated Entities and Affiliate Transactions

We utilize joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of its markets. We own interests ranging from 21.2% to 49.0% in real estate properties through unconsolidated entities. We had three investments as of December 31, 2005, 2004 and 2003.

The combined condensed financial information for the unconsolidated entities accounted for using the equity method is as follows:

(In thousands)
	December 31,
	2005	2004
Balance Sheets
Assets
Rental property, net	$426,534	$441,434
Land and construction in progess	21,144	31,181
Cash and cash equivalents	14,423	8,063
Other assets	35,054	36,060

	$497,155	$516,738

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$262,192	$263,824
Other liabilities	23,869	23,252

Total liabilities	286,061	287,076
Partners’ capital	211,094	229,662

	$497,155	$516,738

	2005	2004	2003
Statements of Operations

Revenue	$76,787	$84,337	$84,305
Depreciation and amortization expense	23,781	23,006	22,819
Interest expense	18,566	18,199	18,913
Other expenses	30,769	30,479	31,720
Gain on disposal of fixed assets	2,030	—	—

Net income	$5,701	$12,653	$10,853

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

CarrAmerica Realty Services, Inc. (“CARSI”), a wholly owned subsidiary of CarrAmerica, provides management and leasing services to all our office properties. During 2005, 2004 and 2003, respectively, we incurred management fees of $2.5 million, $2.3 million, and $2.6 million, respectively, for services performed by CARSI.

(7) Gain (Loss) on Sale of Properties, Impairment Losses on Real Estate and Discontinued Operations

The table below summarizes property sales for the years ended December 31, 2005 and 2004:

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Phoenix	Sep/Oct-05	532,506	75,377	25
2600 West Olive	Dec-05	145,274	41,814	15,689
Two Mission	Dec-05	77,359	6,125	931
Quorums North, Quorum Place and 5000 Quorum	Dec-05	453,451	34,960	63

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

During the twelve months ended December 31, 2005, we disposed of our Phoenix portfolio, 2600 West Olive, Two Mission, and the Quorum properties in Dallas, Texas. Prior to the sale of the Phoenix and Quorum buildings, we recognized impairment losses of $6.7 million. We recognized gains of approximately $25,000 and $63,000, respectively, on these transactions, which along with the properties’ results of operations, are classified as discontinued operations as we have no continuing involvement with the properties after the sales. In addition, we completed the sale of the Phoenix portfolio and sold 2600 West Olive and Two Mission during the fourth quarter of 2005. We recognized gains of $16.6 million, which along with the properties’ results of operations, are classified as discontinued operations as we have no continuing involvement with the properties after the sales. A joint venture in which we owned a 21.2% interest, sold an office building in June 2005. We recognized a gain of $0.5 million on the sale and received cash proceeds of $3.5 million.

We disposed of our Tower of the Hills property in the first quarter of 2004, resulting in proceeds of approximately $10.5 million and recognized a gain of $0.1 million. We previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. We have no continuing involvement with the Tower of the Hills property after the sale and accordingly, the gain on this sale, the impairment loss and the operating results of this property are classified as discontinued operations.

During 2003, we did not dispose of any real estate properties although we reduced a previously recognized gain by $0.4 million for additional costs related to a sold property.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The operating results of properties classified as discontinued operations are summarized as follows:

(In thousands)	2005	2004	2003
Revenues	$16,335	$20,350	$26,390
Property expenses	5,288	5,417	7,967
Depreciation and amortization	5,286	6,679	7,387

Net operations of properties sold or held for sale	5,761	8,254	11,036
Interest expense (including debt prepayment penalty of $1,196 in 2005)	(2,287)	(1,232)	(1,262)
Impairment loss	(6,659)	—	(3,045)
Gain on sale of properties	16,708	66	—

Discontinued Operations	$13,523	$7,088	$6,729

(8) Acquisitions

During 2005, we acquired four operating properties from third parties. The acquired properties totaled approximately 608,489 rentable square feet and our investment was approximately $167.2 million. The table below details the 2005 acquisitions:

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
North Creek Corporate Center	Seattle, WA	Jun-05	3	95,267	$16,455
Park Place	Washington DC Metro	Aug-05	1	166,446	59,685
West Willows	Seattle, WA	Aug-05	3	155,830	35,527
Chancellor Park	San Diego, CA	Sep-05	2	190,946	55,512

The aggregate purchase cost of the properties acquired during 2005 was allocated as follows:

(In thousands)
Land	$37,839
In-place lease intangibles	11,075
Building and tenant improvements	119,812
Other	(1,547)

$167,179

During 2004 we did not acquire any real estate properties.

(9) Commitments and Contingencies

Prior to January 1, 2004, we participated in CarrAmerica’s 401(k) plan for employees. Our contributions to the plan were $312,000 in 2003. In 2004, all of our employees transferred to and are now employed by affiliates of CarrAmerica.

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

On June 30, 2004, CarrAmerica entered into a new $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.04% as of December 31, 2005. As of December 31, 2005, $120.0 million was drawn on the credit facility, $10.9 million in letters of credit were outstanding, and CarrAmerica had $369.1 million available for borrowing.

We have unconditionally guaranteed unsecured notes issued by CarrAmerica to institutional investors. The aggregate principal amount of the unsecured notes was $1.5 billion as of December 31, 2005. These notes are in the following form:

(In thousands)	Note Principal
7.375% notes due in 2007	125,000
5.261% notes due in 2007	50,000
5.25% notes due in 2007	175,000
6.875% notes due in 2008	100,000
3.625% notes due in 2009	225,000
5.500% notes due in 2010	250,000
5.125% notes due in 2011	200,000
7.125% notes due in 2012	400,000

$1,525,000

CarrAmerica’s senior unsecured notes contain various covenants with which CarrAmerica must comply. The covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with financial covenants of the credit facility.

As of December 31, 2005 CarrAmerica was in compliance with all of its unsecured note covenants.

(10) Intangible Assets

The following is a summary of our intangible assets as of December 31, 2005 and 2004:

(In thousands)	2005	2004
Lease intangibles	$15,397	$7,860
Lease incentive costs	2,141	2,163
Less: Accumulated amortization	(4,520)	(2,629)

Net intangible assets	$13,018	$7,394

The expected amortization expense for intangible assets for 2006-2010 is as follows:

(000s)	Expense
2006	$2,702
2007	2,469
2008	2,036
2009	1,751
2010	1,395

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Quarterly Financial Information (unaudited)

The following is a summary of quarterly results of operations for 2005 and 2004:

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Operating revenues	$19,730	$18,603	$21,660	$23,442
Real estate operating income	3,085	1,215	5,050	2,439
Income from continuing operations	(2,208)	373	7,626	518
Income (loss) from discontinued operations	1,574	1,313	(3,075)	13,711
Net income	(634)	1,686	4,551	14,229

2004
Operating revenues	$19,672	$18,986	$18,143	$18,949
Real estate operating income	3,445	2,910	2,410	2,546
Income from continuing operations	1,955	1,489	1,736	489
Income (loss) from discontinued operations	2,498	1,692	1,379	1,519
Net income (loss)	4,453	3,181	3,115	2,008

CarrAmerica Realty, L.P. and Subsidiaries

Schedule II: Valuations and Qualifying Accounts

(In thousands)
Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve [1]	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2005	$1,032	$159	$(396)	$795
December 31, 2004	553	597	(118)	1,032
December 31, 2003	780	748	(975)	553

[1]	Balance written off as uncollectible

CarrAmerica Realty L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition[2]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Properties		Land	Buildings and Improvements		Land	Building and Improvements
Suburban Washington, D.C.:
Trans Potomac V Plaza	—	2,604	16,904	452	2,604	17,356	19,960	2,013	1982	2002
Canal Center	—	17,848	98,580	2,301	17,848	100,881	118,729	11,459	1986,1988	2002
Park Place	—	13,380	43,263	699	13,380	43,962	57,342	902	1981	2005

Orange County, California
South Coast Executive Center	13,823	3,324	17,212	7,820	3,388	24,968	28,356	9,651	1987	1996
Bay Technology Center	—	2,442	11,164	2,146	2,462	13,290	15,752	4,196	1985	1997

San Diego:
Towne Center Technology Park	—	5,123	11,754	4,401	5,135	16,143	21,278	4,554	1989	1998
Torrey Pines Research Center	—	6,711	12,343	12,246	6,711	24,589	31,300	1,982	1989	2002
Chancellor Park	—	15,892	37,350	119	15,892	37,469	53,361	546	1989	2005

Northern California
San Mateo Center	—	15,426	24,682	7,604	15,527	32,185	47,712	10,840	1986	1997
Mountain View Gateway Center	—	13,637	37,946	142	13,630	38,095	51,725	5,969	1998	2001

Denver, CO:
Harlequin Plaza	—	4,746	21,344	13,808	4,747	35,151	39,898	14,115	1981	1996
Quebec Court I & II	—	2,368	19,819	10,835	2,371	30,651	33,022	12,247	1979-1980	1996
Quebec Centre	—	1,423	5,659	2,433	1,423	8,092	9,515	3,510	1985	1996

Seattle, WA:
Canyon Park Commons		2,375	9,958	1,529	2,380	11,482	13,862	3,448	1988, 2000	1997
North Creek Corporate Center	—	3,810	11,408	12	3,810	11,420	15,230	381	1986	2005
West Willows Technology Center	—	4,757	28,041	21	4,757	28,062	32,819	653	1995	2005

Salt Lake City, UT:
Sorenson Research Park	—	5,879	25,304	11,387	7,330	35,240	42,570	12,045	1988-1997, 1999	1997
Wasatch Corporate Center	—	5,954	15,495	5,297	4,528	22,218	26,746	6,932	1996	1997
Wasatch Corporate Center 161	—	1,172	—	558	—	1,730	1,730	—	N/A	1999

Chicago, IL:
Bannockburn	—	5,362	35,657	9,133	5,396	44,756	50,152	16,116	1980, 1988	1997

Austin, TX:
City View Centre	—	1,718	13,854	3,785	1,720	17,637	19,357	7,232	1985	1996
City View Center	—	1,890	—	13,861	2,107	13,644	15,751	5,528	1998	1996

Dallas, TX:
Cedar Maple Plaza	—	1,220	10,982	2,731	1,225	13,708	14,933	4,769	1985	1997
Royal Ridge	—	1,960	—	651	2,611	—	2,611	—	N/A	2000

PROPERTY TOTALS	13,823	141,021	508,719	113,971	140,982	622,729	763,711	139,088
Corporate fixed assets	—	—	—	894	—	894	894	730

TOTAL	$13,823	$141,021	$508,719	$114,865	$140,982	$623,623	$764,605	$139,818

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	20 to 40 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $552,213,000 at December 31, 2005.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	Real Estate Assets
(In thousands)	2005	2004	2003
Balance, beginning of period	$775,763	$764,835	$768,509
Acquisitions	157,902	—	—
Improvements	20,159	11,162	13,126
Sales, retirements and write-offs	(189,219)	(234)	(16,800)

Balance, end of period	$764,605	$775,763	$764,835

	Accumulated Depreciation
	2005	2004	2003
Balance, beginning of period	$158,043	$130,471	$106,257
Depreciation for the period	29,473	27,806	28,814
Sales, retirements and write-offs	(47,698)	(234)	(4,600)

Balance, end of period	$139,818	$158,043	$130,471

[1]	Under construction as of December 31, 2005. Construction costs are shown under building and improvements until completion. At completion, costs will be allocated between land and building and improvements.
[2]	Costs capitalized are offset by retirements and writeoffs.