Form 10-K/A
period 2005-12-31
CARRAMERICA REALTY L P
filed 2006-04-28
CIK 1040554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22741

CARRAMERICA REALTY, L.P.

(Exact name of registrant as specified in its charter)

Delaware	52-1976308
(State of Incorporation)	(I.R.S. Employer Identification No.)

1850 K Street, N.W. Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2005, assuming that each unit of partnership interest has the same value as a share of common stock of CarrAmerica Realty Corporation (into which such units may be redeemed under certain circumstances) the aggregate market value of the 990,691 units of partnership interest held by non-affiliates of the registrant was approximately $35,843,200, based upon the closing price of a share of common stock of CarrAmerica Realty Corporation of $36.18 on the New York Stock Exchange composite tape on such date.

Number of Partnership Units outstanding of each of the registrant’s classes as of April 21, 2006: 14,362,972

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Explanatory Note

As previously announced on March 6, 2006, we, together with CarrAmerica Realty Corporation (“CarrAmerica”) and certain other parties, have entered into a definitive agreement pursuant to which we and CarrAmerica have agreed, subject to the approval of CarrAmerica’s common stockholders and certain other closing conditions, to merge with and into affiliates of The Blackstone Group.

The purpose of this Form 10-K/A is to amend Part III, Items 10, 11 and 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2006 (the “2005 10-K”), to include information which was to be included in CarrAmerica’s definitive proxy statement prepared in connection with its election of directors, in reliance on General Instruction G to Form 10-K. As a result of the proposed merger, CarrAmerica does not currently anticipate preparing a definitive proxy statement in connection with the election of directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by CarrAmerica’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10, 11, 14 and 15(a)(3) and (b) of our 2005 10-K have been amended and restated in their entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2005 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have no directors or executive officers. GP Holdings, our sole general partner, has no directors or executive officers and is managed by CarrAmerica through CarrAmerica Realty Operating Partnership, L.P., the sole member of GP Holdings.

The additional information required by this item concerning directors and executive officers of CarrAmerica is included in Part III, Item 10 of CarrAmerica’s 10-K/A, filed with the SEC on April 28, 2006 (the “CarrAmerica 10-K/A”), an excerpted copy of which is attached hereto as Exhibit 99.2 and is incorporated by reference herein.

Item 11. Executive Compensation

We have no directors or executive officers. GP Holdings, our sole general partner, has no directors or executive officers and is managed by CarrAmerica through CarrAmerica Realty Operating Partnership, L.P., the sole member of GP Holdings.

The additional information required by this item with respect to CarrAmerica’s executive officers is included in Part III, Item 11 of the CarrAmerica 10-K/A, an excerpted copy of which is attached hereto as Exhibit 99.3 and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in Part III, Item 14 of the CarrAmerica 10-K/A, an excerpted copy of which is attached hereto as Exhibit 99.4 and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statements Schedules

15(a)(3) Exhibits

4.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated July 31, 2002 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4.2	Indenture, dated as of July 1, 1997, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.3	Indenture, dated as of February 23, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee, relating to CarrAmerica’s 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.4	Indenture, dated as of October 1, 1998, by and among CarrAmerica, as Issuer, the Partnership, as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.5	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on January 11, 2002)

4.6	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.7	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.8	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

4.9	Indenture for Senior Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Partnership’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

4.10	Indenture for Subordinated Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Partnership’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

10.1	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 25, 2005, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty L.P. as Guarantor and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 4, 2005)

10.3	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as Administrative Agent on behalf of the Banks (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on July 2, 2004)

10.4	Purchase and Sale Agreement, dated as of July 15, 2005, by and between CarrAmerica U.S. West, LLC and Transwestern Investment Company (incorporated by reference to the Partnership’s Quarterly Report of Form 10-Q filed on November 2, 2005)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Partnership’s 2005 Annual Report on Form 10-K)

23.1	Consent of KPMG LLP, dated March 2, 2006 (incorporated by reference to Exhibit 23.1 to the Partnership’s 2005 Annual Report on Form 10-K)

24.1	Power of Attorney of Andrew F. Brimmer (incorporated by reference to Exhibit 24.1 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.2	Power of Attorney of Joan Carter (incorporated by reference to Exhibit 24.2 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.3	Power of Attorney of K. Dane Brooksher (incorporated by reference to Exhibit 24.3 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.4	Power of Attorney of Wesley S. Williams, Jr. (incorporated by reference to Exhibit 24.4 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.5	Power of Attorney of Robert E. Torray (incorporated by reference to Exhibit 24.5 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.6	Power of Attorney of Bryce Blair (incorporated by reference to Exhibit 24.6 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.7	Power of Attorney of Patricia Diaz Dennis (incorporated by reference to Exhibit 24.7 to CarrAmerica’s 2005 Annual Report on Form 10-K)

31.1	Rule 13a-14(a) Certification from Mr. Thomas A. Carr dated March 2, 2006*

31.2	Rule 13a-14(a) Certification from Mr. Stephen E. Riffee, dated March 2, 2006*

32.1	Section 1350 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee dated March 2, 2006 (incorporated by reference to Exhibit 32.1 to the Partnership’s 2005 Annual Report on Form 10-K)

99.1	Part II, Item 5 of CarrAmerica Realty Corporation’s 2005 Annual Report on Form 10-K (incorporated by reference to Exhibit 99.2 to the Partnership’s 2005 Annual Report on Form 10-K)

99.2	Part III, Item 10 of CarrAmerica Realty Corporation’s 10-K/A, filed on April 28, 2006*

99.3	Part III, Item 11 of CarrAmerica Realty Corporation’s 10-K/A, filed on April 28, 2006*

99.4	Part III, Item 14 of CarrAmerica Realty Corporation’s 10-K/A, filed on April 28, 2006*

*	Filed herewith

15(b) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on April 28, 2006.

CARRAMERICA REALTY, L.P.

By:	CarrAmerica Realty GP Holdings, LLC, its general partner

By:	CarrAmerica Realty Operating Partnership, L.P., its sole member

By:	CarrAmerica Realty Corporation, its general partner

By:	/s/ THOMAS A. CARR
Thomas A. Carr Chief Executive Officer (of CarrAmerica Realty Corporation, on behalf of the registrant)