Form 10-Q
period 2006-03-31
CARRAMERICA REALTY L P
filed 2006-05-04
CIK 1040554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2006

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

Number of Partnership Units outstanding of each of the registrant’s classes of Partnership Units as of April 21, 2006: 14,362,972

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Part I

Item 1. Financial Statements

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods presented.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
(In thousands)	(unaudited)
Assets
Rental property:
Land	$136,814	$136,814
Buildings	547,534	546,838
Tenant improvements	77,862	75,284
Furniture, fixtures, and equipment	1,503	1,501

	763,713	760,437
Less – accumulated depreciation	(147,098)	(139,818)

Total rental property	616,615	620,619

Land held for development	4,161	4,168
Cash	582	—
Accounts receivable, net	1,780	2,433
Investments in unconsolidated entities	48,790	36,823
Accrued straight-line rents	15,400	14,848
Tenant leasing costs, net	13,512	14,039
Intangible assets, net	12,597	13,018
Prepaid expenses and other assets	300	439

	$713,737	$706,387

Liabilities, Redeemable Partnership Units and Partners’ Capital
Liabilities:
Mortgages payable	$13,747	$13,823
Notes payable to affiliates	81,695	81,890
Accounts payable and accrued expenses	8,326	8,908
Due to affiliates	10,741	5,480
Rents received in advance and security deposits	7,368	6,292

Total liabilities	121,877	116,393

Mandatorily redeemable partnership units (at redemption value)	41,265	32,323

Partners’ capital:
General partner	6,111	6,088
Limited partners	544,484	551,583

Total partners’ capital	550,595	557,671
Commitments and contingencies

	$713,737	$706,387

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31, 2006 and 2005

	Three months ended March 31,
(Unaudited and in thousands)	2006	2005
Operating revenues:
Rental revenue:
Minimum base rent	$19,850	$15,605
Recoveries from tenants	3,358	2,739
Parking and other tenant charges	641	1,172

Total rental revenue	23,849	19,516
Other revenue	167	214

Total operating revenues	24,016	19,730

Operating expenses:
Property expenses:
Operating expenses	7,081	5,801
Real estate taxes	2,059	1,850
General and administrative	2,486	2,461
Depreciation and amortization	8,666	6,533

Total operating expenses	20,292	16,645

Real estate operating income	3,724	3,085

Other (expense) income:
Interest expense	(1,902)	(1,554)
Interest income	17	7
Tax expense	(12)	—
Equity in earnings of unconsolidated entities	502	254

Net other expense	(1,395)	(1,293)

Income from continuing operations	2,329	1,792
Discontinued operations	—	(2,426)

Net income (loss)	$2,329	$(634)

Net income (loss) attributable to general partner	$23	$(6)

Net income (loss) attributable to limited partners	$2,306	$(628)

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited and in thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,329	$(634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,666	8,180
Impairment losses on real estate	—	4,000
Equity in earnings of unconsolidated entities	(502)	(254)
Provision for uncollectible accounts	151	192
Operating distributions from unconsolidated entities	200	229
Other	87	95
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	502	(209)
Increase in accrued straight-line rents	(552)	(752)
Additions to tenant leasing costs	(281)	(1,025)
Increase (decrease) in intangible assets and prepaid expenses and other assets	(106)	84
Decrease in accounts payable and accrued expenses	(582)	(5,848)
Increase in rents received in advance and security deposits	1,076	842

Total adjustments	8,659	5,534

Net cash provided by operating activities	10,988	4,900

Cash flows from investing activities:
Rental property additions	(3,269)	(1,802)
Distributions from unconsolidated entities	1,569	320
Investments in unconsolidated entities	(13,233)	(1,296)

Net cash used in investing activities	(14,933)	(2,778)

Cash flows from financing activities:
Increase (decrease) in due to affiliates	5,261	(1,275)
Distributions on mandatorily redeemable partnership units	(463)	(520)
Repayments on mortgages and notes payable to affiliates	(271)	(327)

Net cash provided by (used in) financing activities	4,527	(2,122)

Increase in cash and cash equivalents	582	—
Cash and cash equivalents, beginning of the period	—	—

Cash and cash equivalents, end of the period	$582	$—

Supplemental disclosure of cash flow information: Cash paid for interest	$1,284	$1,608

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware limited partnership formed on March 6, 1996 for the purpose of owning, acquiring, developing and operating office buildings across the United States. As of March 31, 2006, we owned a controlling interest in a portfolio of 53 operating office buildings. As of March 31, 2006, we also owned a minority interest in 30 operating office buildings. The properties are located in Austin, Chicago, Dallas, Denver, Orange County/Los Angeles, Northern California, Salt Lake City, San Diego, Seattle and metropolitan Washington, D.C.

We are managed indirectly by CarrAmerica Realty Corporation (“CarrAmerica”), a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). On June 30, 2004, CarrAmerica Realty Corporation contributed substantially all of it assets to CarrAmerica Realty Operating Partnership, L.P. (the “Operating Partnership”) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of CarrAmerica Realty Corporation’s liabilities. Our general partner is CarrAmerica Realty GP Holdings, LLC (the “General Partner”), a wholly owned subsidiary of CarrAmerica. The General Partner owned a 1.0% interest in us at March 31, 2006. Our limited partners are CarrAmerica Realty LP Holdings, LLC, a wholly owned subsidiary of CarrAmerica, which owned an approximate 92.6% interest in us at March 31, 2006, and various other individuals and entities, which collectively owned an approximate 6.4% interest in us at March 31, 2006.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2005 annual report on Form 10-K. Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We consolidate all entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we are the primary beneficiary. We use the equity method to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

Management has made a number of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with U.S. generally accepted accounting principles. Significant estimates are required in a number of areas, including the depreciable lives of assets, evaluating the impairment of long-lived assets, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable. Actual results may differ from these estimates.

In accordance with its established practices, CarrAmerica allocates certain general and administrative expenses to its subsidiaries, including us. CarrAmerica allocates certain general expenses to subsidiaries based on their respective share of total assets. Expenses allocated to us by CarrAmerica during the three months ended for both March 31, 2006 and 2005 totaled approximately $1.7 million.

(c)	Revenue Recognition

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

(2)	Proposed Merger with an Affiliate of The Blackstone Group

On March 5, 2006, we and certain other parties, including CarrAmerica, Operating Partnership and Carr Realty Holdings, L.P., a Delaware limited liability partnership (“CRH”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nantucket Parent LLC, a Delaware limited liability company (“Parent”), Nantucket Acquisition Inc., a Maryland corporation and wholly owned subsidiary of the Parent (“MergerCo”), Nantucket CRH Acquisition L.P., a Delaware limited liability partnership whose general partner is MergerCo (“NCRH Merger Partnership”) and Nantucket CAR Acquisition L.P., a Delaware limited partnership whose general partner is MergerCo (“NCAR Merger Partnership”). Parent, MergerCo, NCRH Merger Partnership and NCAR Merger Partnership (collectively, the “Buyer Parties”) are affiliates of The Blackstone Group (“Blackstone”). The Merger Agreement and the transactions contemplated thereby were approved unanimously by CarrAmerica’s Board of Directors.

Pursuant to the Merger Agreement, concurrently at closing, (1) NCRH Merger Partnership will be merged with and into CRH with CRH continuing as the surviving limited partnership, and (2) NCAR Merger Partnership will be merged with and into us with us continuing as the surviving limited partnership (collectively, the “Partnership Mergers”). Immediately after the effective time of the later of the Partnership Mergers, CarrAmerica will be merged with and into MergerCo with MergerCo continuing as the surviving corporation (the “Company Merger,” and together with the Partnership Mergers, the “Mergers”).

In connection with the Partnership Mergers, each unit of limited partnership interest in CRH and us, respectively, issued and outstanding immediately prior to the effective time of the applicable Partnership Merger and not owned by CarrAmerica or any of its subsidiaries will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes; provided, however, in lieu of the cash consideration, each holder of such units that is an “accredited investor,” as defined under the U.S. securities laws, will be offered the opportunity to elect to convert all, but not less than all, of such holder’s units for newly issued 6% Class A preferred unit in the applicable surviving partnership on a one-for-one basis.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In connection with the Company Merger, (1) each share of CarrAmerica’s common stock issued and outstanding immediately prior to the effective time of the Company Merger (other than shares owned by CarrAmerica or its subsidiaries or MergerCo) will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes, and (2) each share of CarrAmerica’s 7.5% Series E cumulative redeemable preferred stock issued and outstanding immediately prior to the effective time of the Company Merger will be converted automatically into the right to receive one share of 7.5% Series E cumulative redeemable preferred stock of the surviving corporation of the Company Merger on substantially the same terms as CarrAmerica’s Series E preferred stock. As promptly as practicable following the Company Merger, the surviving corporation in the Company Merger will liquidate into Parent. In connection therewith, holders of its Series E preferred stock will be paid an amount equal to $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such preferred stock.

Each outstanding option to purchase CarrAmerica’s common stock under any employee stock option or incentive plan will be cancelled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount of the difference between $44.75 and the exercise price per share of any such option.

CarrAmerica, Operating Partnership and the Buyer Parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, its covenant not to, nor to permit the Operating Partnership or any other subsidiary of CarrAmerica to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information pursuant to an alternative transaction. CarrAmerica will also be permitted to pay its regular quarterly dividend payable with respect to the first quarter of 2006, up to a maximum of $0.50 per share, which is the amount CarrAmerica currently expects to pay, but thereafter will not be permitted to pay dividends to holders of common stock.

The consummation of the Mergers is subject to customary closing conditions including, among other things, (1) the approval of the Company Merger by the affirmative vote of holders of at least two-thirds of CarrAmerica’s outstanding common stock, (2) the pay off and termination of CarrAmerica’s credit facility, and (3) the success of the consent solicitations for outstanding senior notes (unless called for redemption and paid for or satisfied and discharged). The closing of the Mergers is not subject to a financing condition.

Pending completion of the merger, CarrAmerica has agreed to carry on business in the usual, regular and ordinary course consistent with past practice. Under the Merger Agreement, CarrAmerica has agreed to various covenants regarding the conduct of its business and other general matters. These covenants include, among other things, limitations on its ability to purchase, acquire, sell, encumber, transfer or dispose of its assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the Merger Agreement, incur or repay indebtedness, issue or repurchase equity, make capital contributions to joint ventures or encumber company properties.

(3)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	March 31, 2006	December 31, 2005
Fixed rate mortgages	$13,747	$13,823
Fixed rate notes payable to affiliate	54,695	54,890
Variable rate note payable to affiliate	27,000	27,000

	$95,442	$95,713

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The weighted-average maturity of fixed mortgage payable outstanding at March 31, 2006 was 3.20 years. The weighted average interest rate of fixed rate mortgage and notes payable was 7.43% at March 31, 2006 and 7.44% at December 31, 2005. The weighted average interest rate of our fixed rate mortgage, excluding the notes payable to affiliate, was 7.13% as of March 31, 2006 and December 31, 2005.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have four loans with CarrAmerica. The first is a $30.0 million loan (balance at March 31, 2006 of $24.7 million) that bears interest at 8.5%, requires monthly principal and interest payments of $242,000 and matures on May 31, 2011. The second is a $12.0 million loan that bears interest at 8.5% and requires monthly interest only payments of $85,000 and matures on March 27, 2007. The third is a $27.0 million loan that requires monthly interest only payments equal to 100 basis points over 30-day LIBOR (5.85% as of March 31, 2006) and matures on December 31, 2017. The fourth is an $18.0 million loan that bears interest at 5.5% and requires monthly interest only payments of $82,500 and matures on November 30, 2015. Total interest paid to CarrAmerica under these loans was $1.4 million and $1.0 million in the first quarter of 2006 and 2005, respectively.

Debt maturities at March 31, 2006 were as follows:

(In thousands)

2006	$849
2007	13,214
2008	1,316
2009	13,858
2010	1,132
2011 and thereafter	65,073

$95,442

On June 30, 2004, CarrAmerica entered into a $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.50%, as of March 31, 2006. As of March 31, 2006, $164.0 million was drawn on the credit facility, $14.2 million in letters of credit were outstanding, and CarrAmerica had $321.8 million available for borrowing.

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

As of March 31, 2006, CarrAmerica is in compliance with all of its debt covenants related to its unsecured line of credit; however, CarrAmerica’s ability to draw on its unsecured facility or incur other significant debt in the future could be restricted by the covenants. During 2006, CarrAmerica may approach the limit of its unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of March 31, 2006, CarrAmerica’s unencumbered leverage ratio was 57.8%. CarrAmerica’s unencumbered leverage ratio is most significantly impacted by the performance of its operating properties and net borrowings required to fund capital expenditures and pay its dividend as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact CarrAmerica’s unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of CarrAmerica’s unencumbered properties is calculated by applying capitalization rates stipulated in its line of credit

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

of 8.5% - 9.0% to current operating income. Therefore, CarrAmerica’s unencumbered leverage ratio could increase if the operating income of its unencumbered properties decreases. Additionally, the ratio will increase as CarrAmerica acquires properties which have operating income which is lower than 8.5%—9.0% of the amount invested. If CarrAmerica’s unencumbered leverage ratio increases and surpasses 60%, it could impact its business and operations, including CarrAmerica’s ability to incur additional unsecured debt, draw on its unsecured line of credit, which is its primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures. CarrAmerica expects to terminate and repay its credit facility at the time of the consummation of the proposed merger discussed in Note 2.

We have unconditionally guaranteed certain unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of these unsecured notes was $1.525 billion as of March 31, 2006 and 2005. These notes are in the following form:

	Note Principal
(In thousands)	March 31, 2006	December 31, 2005
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.250% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.500% notes due in 2010	250,000	250,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,525,000	$1,525,000

The unsecured notes also contain covenants with which CarrAmerica must comply. These covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

CarrAmerica was in compliance with its senior unsecured notes covenants as of March 31, 2006.

Under the Merger Agreement referred to in note 2, CarrAmerica and Operating Partnership have agreed to use commercially reasonable efforts to commence offers to purchase and related consent solicitations relating to all of the aggregate principal amount of the senior unsecured notes that Operating Partnership has outstanding, on the terms and subject to the conditions set forth in the related tender offer documentation that will be distributed to the holders of such notes. In connection with the offers to purchase the senior unsecured notes, Operating Partnership will seek the consents of the holders of the senior unsecured notes to amend the indentures governing the senior unsecured notes to eliminate substantially all of the restrictive covenants contained in such senior unsecured notes and the indentures, eliminate certain events of default, modify covenants regarding mergers, and modify or eliminate certain other provisions contained in the indentures and the senior unsecured notes. Assuming the requisite consents are received from the holders of the senior unsecured notes to amend the indentures and the senior unsecured notes, the amendments will become operative concurrently with the Company Merger effective time, so long as all validly tendered notes are accepted for purchase pursuant to the offers to purchase upon the completion of the Mergers, whereupon the amendments will apply to all such senior unsecured notes remaining outstanding following completion of the applicable offers to purchase. The proposed terms of the amended senior unsecured notes and indentures will be described in the tender offer documents. Assuming that all of the conditions to the tender offers and consent solicitations are satisfied or waived, concurrently with the Company Merger effective time, senior unsecured notes validly tendered in the tender offers will be accepted for payment. In the event the requisite consents have not been validly delivered (without having been properly withdrawn) with respect to any series of senior unsecured notes, CarrAmerica and Operating Partnership may issue an irrevocable notice of optional redemption for all of the then outstanding senior unsecured notes of such series in accordance with the terms of the applicable indenture governing such series, which would provide for the satisfaction and discharge of such senior unsecured notes and such indenture.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)	Gain on Sale of Properties, Net and Discontinued Operations

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. We did not dispose of any assets during the three months ended March 31, 2006 or March 31, 2005. However, during the twelve months ended December 31, 2005, we disposed of our Phoenix portfolio, 2600 West Olive, Two Mission, and the Quorum properties in Dallas, Texas which are classified as discontinued operations as we have no continuing involvement with the properties after the sales.

The operating results of properties classified as discontinued operations are summarized as follows:

(In thousands)	For the three months ended March 31, 2005
Revenues	$4,773
Property expenses	1,280
Depreciation and amortization	1,647

Net operations of properties sold or held for sale	1,846
Interest expense (including debt prepayment penalty of $1,196 in 2005)	(272)
Impairment loss	(4,000)
Gain on sale of properties	—

Discontinued Operations	$(2,426)

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2006, December 31, 2005 and for the three months ended March 31, 2006 and 2005 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

Proposed Merger with an Affiliate of The Blackstone Group

On March 5, 2006, we and certain other parties, including CarrAmerica, Operating Partnership and Carr Realty Holdings, L.P., a Delaware limited liability partnership (“CRH”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nantucket Parent LLC, a Delaware limited liability company (“Parent”), Nantucket Acquisition Inc., a Maryland corporation and wholly owned subsidiary of the Parent (“MergerCo”), Nantucket CRH Acquisition L.P., a Delaware limited liability partnership whose general partner is MergerCo (“NCRH Merger Partnership”) and Nantucket CAR Acquisition L.P., a Delaware limited partnership whose general partner is MergerCo (“NCAR Merger Partnership”). Parent, MergerCo, NCRH Merger Partnership and NCAR Merger Partnership (collectively, the “Buyer Parties”) are affiliates of The Blackstone Group (“Blackstone”). The Merger Agreement and the transactions contemplated thereby were approved unanimously by CarrAmerica’s Board of Directors.

Pursuant to the Merger Agreement, concurrently at closing, (1) NCRH Merger Partnership will be merged with and into CRH with CRH continuing as the surviving limited partnership, and (2) NCAR Merger Partnership will be merged with and into us with us continuing as the surviving limited partnership (collectively, the “Partnership Mergers”). Immediately after the effective time of the later of the Partnership Mergers, CarrAmerica will be merged with and into MergerCo with MergerCo continuing as the surviving corporation (the “Company Merger,” and together with the Partnership Mergers, the “Mergers”).

In connection with the Partnership Mergers, each unit of limited partnership interest in CRH and us, respectively, issued and outstanding immediately prior to the effective time of the applicable Partnership Merger and not owned by CarrAmerica or any of its subsidiaries will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes; provided, however, in lieu of the cash consideration, each holder of such units that is an “accredited investor,” as defined under the U.S. securities laws will be offered the opportunity to elect to convert all, but not less than all, of such holder’s units for newly issued 6% Class A preferred unit in the applicable surviving partnership on a one-for-one basis.

In connection with the Company Merger, (1) each share of CarrAmerica’s common stock issued and outstanding immediately prior to the effective time of the Company Merger (other than shares owned by CarrAmerica’s or its subsidiaries or MergerCo) will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes, and (2) each share of CarrAmerica’s 7.5% Series E cumulative redeemable preferred stock issued and outstanding immediately prior to the effective time of the Company Merger will be converted automatically into the right to receive one share of 7.5% Series E cumulative redeemable preferred stock of the surviving corporation of the Company Merger on substantially the same terms as CarrAmerica’s Series E preferred stock. As promptly as practicable following the Company Merger, the surviving corporation in the Company Merger will liquidate into Parent. In connection therewith, holders of its Series E preferred stock will be paid an amount equal to $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such preferred stock.

Each outstanding option to purchase CarrAmerica’s common stock under any employee stock option or incentive plan will be cancelled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount of the difference between $44.75 and the exercise price per share of any such option.

CarrAmerica, Operating Partnership and the Buyer Parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, its covenant not to, nor to permit the Operating Partnership or any other subsidiary of CarrAmerica to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information pursuant to an alternative transaction. CarrAmerica will also be permitted to pay its regular quarterly dividend payable with respect to the first quarter of 2006, up

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

to a maximum of $0.50 per share, which is the amount CarrAmerica currently expects to pay, but thereafter will not be permitted to pay dividends to holders of common stock.

The consummation of the Mergers is subject to customary closing conditions including, among other things, (1) the approval of the Company Merger by the affirmative vote of holders of at least two-thirds of CarrAmerica’s outstanding common stock, (2) the pay off and termination of CarrAmerica’s credit facility, and (3) the success of the consent solicitations for outstanding senior notes (unless called for redemption and paid for or satisfied and discharged). The closing of the Mergers is not subject to a financing condition.

Pending completion of the Company Merger, CarrAmerica has agreed to carry on business in the usual, regular and ordinary course consistent with past practice. Under the Merger Agreement, CarrAmerica has agreed to various covenants regarding the conduct of its business and other general matters. These covenants include, among other things, limitations on its ability to purchase, acquire, sell, encumber, transfer or dispose of its assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the Merger Agreement, incur or repay indebtedness, issue or repurchase equity, make capital contributions to joint ventures or encumber company properties.

Real Estate Operations

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of 2005, vacancy rates in all of our markets are declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets including Washington, D.C. and Southern California. We anticipate rental economics will improve in most of our markets for the discernable future.

Due to the improving market conditions described above, occupancy in our portfolio of operating properties increased to 92.7% at March 31, 2006 compared to 91.4% at December 31, 2005 and 89.0% at March 31, 2005. If demand continues to improve in the balance of 2006, we expect that our overall portfolio average occupancy may improve further.

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated.

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets. Bad debt expense was $0.2 million for both the three months ended March 31, 2006 and 2005.

Results of Operations

Operating results are summarized as follows:

	For the three months ended March 31,		Variance
(in millions)	2006	2005	2006 vs. 2005
Operating revenues	$24.0	$19.7	$4.3
Property operating expenses	9.1	7.7	1.4
General and administrative	2.5	2.5	—
Depreciation and amortization	8.7	6.5	2.2
Interest expense	1.9	1.6	0.3

Operating Revenues

Operating revenues increased $4.3 million (21.8%) for the first quarter of 2006 compared to 2005. This increase was due primarily as a result of the 2005 acquisitions ($4.0 million) and improving occupancy partially offset by lower rental rates.

Our lease rollover by square footage at March 31, 2006 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Percent of Leased Square Footage Represented by Expiring Leases
2006	143,179	3.7%
2007	409,990	10.7%
2008	775,648	20.2%
2009	450,103	11.7%
2010	442,120	11.5%
2011	469,562	12.2%
2012	367,817	9.6%
2013	214,995	5.6%
2014	147,080	3.9%
2015	235,251	6.1%
2016 and thereafter	182,047	4.8%

	3,837,792	100.0%

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

Property Operating Expenses

Property operating expenses increased $1.4 million (18.2%) in the three months ended March 31, 2006 compared to the same period in 2005. The increase was due primarily to additional expenses incurred by the newly acquired properties ($0.8 million) and improving occupancy.

General and Administrative Expenses

General and administrative expense did not change in the three months ended March 31, 2006 compared to the same period in 2005. General and administrative expenses are primarily expenses allocated from affiliates.

Depreciation and Amortization Expense

Depreciation and amortization increased $2.2 million (33.8%) in the three months ended March 31, 2006, compared to the same period in 2005. The increase was due to the 2005 acquisitions ($2.2 million).

Interest Expense

Interest expense increased $0.3 million (18.8%) in the three months ended March 31, 2006 compared to the same period in 2005. The increases were primarily due to the increase in interest related to intercompany loans ($0.4 million) as a result of the 2005 property acquisitions.

Dispositions

There were no property sales or dispositions for the three months ended March 31, 2006 and 2005.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

(in millions)	For the three months ended March 31,		Variance
			2006 vs. 2005
	2006	2005
Cash provided by operating activities	$11.0	$4.9	$6.1
Cash used in investing activities	(14.9)	(2.8)	(12.1)
Cash provided by (used in) financing activities	4.5	(2.1)	6.6

Cash provided by operating activities increased $6.1 million in the first three months of 2006 compared to the same period in 2005. Cash flow from operating activities is primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $14.9 million in the three months ended March 31, 2006 compared to using $2.8 million of net cash in the same period of 2005. The $12.1 increase in cash used for investing in 2006 was due primarily to an increase in investments in unconsolidated entities ($11.9 million) and rental property additions ($1.5 million) partially offset by an increase in distributions from unconsolidated entities ($1.2 million).

Our financing activities provided net cash of $4.5 million for the first three months of 2006 and used net cash of $2.1 million for the same period in 2005. The net change in cash flows from financing activities is primarily a result of increased borrowings from affiliates ($6.5 million) for the purchase of properties.

Liquidity and Capital Resources

General

Our liquidity and capital resources are dependent upon CarrAmerica and its other affiliates. CarrAmerica’s primary sources of capital is its real estate operations and unsecured credit facility. As of March 31, 2006, CarrAmerica had approximately $2.7 million of restricted cash and $321.8 million available for borrowing under its unsecured credit facility. CarrAmerica derives substantially all of its revenue from tenants under leases at its properties. Its operating cash flow therefore depends materially on the rents that it is able to charge to tenants, and the ability of those tenants to make their rental payments.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

•	Approximately $1.2-1.6 million in distributions to Unitholders (other than Class B Unitholders);

•	Approximately $12-$20 million to invest in our existing portfolio of operating assets, including approximately $9-$17 million to fund tenant-related capital requirements;

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

Under our partnership agreement to the extent that there is available cash, each Class A Unit, Class D Unit, and Class E Unit is entitled to receive a distribution equal to the amount of dividend per common share that is paid to CarrAmerica’s shareholders. Once all of the holders of these units have received their distribution, all additional available cash may be distributed to the holders of Class B Units. Cash flows from operations are an important factor in our ability to sustain our quarterly distributions to our partners at the current rate of $0.50 per unit per quarter. During the first quarter, cash flows from operations increased from $4.9 million in 2005 to $11.0 million in 2006. We currently expect to maintain our distribution rate of $0.50 per unit per quarter in 2006. We expect that operating cash flow will be sufficient to maintain these distributions. In the event available cash is insufficient to pay distributions at the current level we may be unable to make distributions to our Class B Unitholders.

Debt Financing

CarrAmerica’s unsecured credit facility contains financial and other covenants with which it must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

As of March 31, 2006, CarrAmerica is in compliance with all of its debt covenants related to its unsecured line of credit however, CarrAmerica’s ability to draw on its unsecured facility or incur other significant debt in the future could be restricted by the covenants. During 2006, CarrAmerica may approach the limit of its unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of March 31, 2006, CarrAmerica’s unencumbered leverage ratio was 57.8%. CarrAmerica’s unencumbered leverage ratio is most significantly impacted by the performance of its operating properties and net borrowings required to fund capital expenditures and pay its dividend as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact CarrAmerica’s unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of CarrAmerica’s unencumbered properties is calculated by applying capitalization rates stipulated in its line of credit of 8.5% - 9.0% to current operating income. Therefore, CarrAmerica’s unencumbered leverage ratio could increase if the operating income of its unencumbered properties decreases. Additionally, the ratio will increase as CarrAmerica acquires properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. If CarrAmerica’s unencumbered leverage ratio increases and surpasses 60%, it could impact its business and operations, including CarrAmerica’s ability to incur additional unsecured debt, draw on its unsecured line of credit, which is its primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures. CarrAmerica expects to terminate and repay its credit facility at the time of the consummation of the proposed merger discussed previously in this Management’s Discussion and Analysis.

Our total debt as of March 31, 2006 is summarized as follows:

(In thousands)
Fixed rate mortgages	$13,747
Fixed rate notes payable to affiliate	54,695
Variable rate note payable to affiliate	27,000

$95,442

Our fixed rate debt bore an effective weighted-average interest rate of 7.43% at March 31, 2006 and had a weighted-average maturity of 5.23 years. The effective weighted-average interest rate of our fixed rate debt, excluding our notes payable to affiliates, was 7.13% at March 31, 2006 and had a weighted-average maturity of 3.20 years. Our variable rate note payable to affiliate at March 31, 2006 bore an interest rate of 100 basis points over 30-day LIBOR or 5.85%. We repaid $0.3 million of fixed rate mortgage debt and notes payable in the first three months of both 2006 and 2005.

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

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

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

Off Balance Sheet Arrangements

On June 30, 2004, CarrAmerica entered into a $500.0 million, three-year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. We are an unconditional guarantor of borrowings under this facility. The facility replaced and was used to repay all amounts outstanding under CarrAmerica’s previous senior unsecured credit facility. CarrAmerica may increase the facility to $700.0 million by request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at CarrAmerica’s option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.50% as of March 31, 2006. As of March 31, 2006, $164.0 million was drawn on the credit facility, $14.2 million in letters of credit were outstanding and CarrAmerica had $321.8 million available for borrowing. CarrAmerica expects to terminate and repay this credit facility at the time of the consummation of the proposed merger.

We have unconditionally guaranteed certain unsecured notes issued by CarrAmerica to institutional and other investors. The aggregate principal amount of these unsecured notes was $1.525 billion as of March 31, 2006 and December 31, 2005. These notes are in the following form:

	Note Principal
(In thousands)	March 31, 2006	December 31, 2005
7.375% notes due in 2007	125,000	125,000
5.261% notes due in 2007	50,000	50,000
5.250% notes due in 2007	175,000	175,000
6.875% notes due in 2008	100,000	100,000
3.625% notes due in 2009	225,000	225,000
5.500% notes due in 2010	250,000	250,000
5.125% notes due in 2011	200,000	200,000
7.125% notes due in 2012	400,000	400,000

	$1,525,000	$1,525,000

The unsecured notes also contain covenants with which CarrAmerica must comply. These covenants include:

•	Limits on total indebtedness on a consolidated basis;

•	Limits on secured indebtedness on a consolidated basis;

•	Limits on required debt service payments; and

•	Compliance with the financial covenants of the credit facility.

CarrAmerica was in compliance with the senior unsecured notes covenants as of March 31, 2006.

Under the Merger Agreement, CarrAmerica and Operating Partnership have agreed to use its commercially reasonable efforts to commence offers to purchase and related consent solicitations relating to all of the aggregate principal amount of the senior unsecured notes that Operating Partnership has outstanding, on the terms and subject to the conditions set forth in the related tender offer documentation that will be distributed to the holders of such notes. In connection with the offers to purchase the senior unsecured notes, Operating Partnership will seek the consents of the holders of the senior unsecured notes to amend the indentures governing the senior unsecured notes to eliminate substantially all of the restrictive covenants contained in such senior unsecured notes and the indentures, eliminate certain events of default, modify covenants regarding mergers, and modify or eliminate certain other provisions contained in the indentures and the senior unsecured notes. Assuming the requisite consents are received from the holders of the senior unsecured notes to amend the indentures and the senior unsecured notes, the amendments will become operative

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

concurrently with the Company Merger effective time, so long as all validly tendered notes are accepted for purchase pursuant to the offers to purchase upon the completion of the mergers, whereupon the amendments will apply to all such senior unsecured notes remaining outstanding following completion of the applicable offers to purchase. The proposed terms of the amended senior unsecured notes and indentures will be described in the tender offer documents. Assuming that all of the conditions to the tender offers and consent solicitations are satisfied or waived, concurrently with the Company Merger effective time, senior unsecured notes validly tendered in the tender offers will be accepted for payment. In the event the requisite consents have not been validly delivered (without having been properly withdrawn) with respect to any series of senior unsecured notes, CarrAmerica and Operating Partnership may issue an irrevocable notice of optional redemption for all of the then outstanding senior unsecured notes of such series in accordance with the terms of the applicable indenture governing such series, which would provide for the satisfaction and discharge of such senior unsecured notes and such indenture.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

Building and Lease Information

The following table sets forth information about each wholly-owned property as of March 31, 2006:

Consolidated Properties	Net Rentable Area (square feet)(1)	Percent Leased(2)	Number of Buildings
Southern California, Orange County/Los Angeles
South Coast Executive Center	154,959	100.0%	2
Bay Technology Center	107,481	100.0%	2
Southern California, San Diego
Towne Center Technology Park 4	105,358	100.0%	1
Torrey Pines Research Center	81,816	100.0%	1
Chancellor Park	187,990	93.2%	2
Northern California, San Francisco Bay Area
San Mateo Center	207,882	85.2%	3
Mountain View Gateway Center	236,400	100.0%	2
Seattle, Washington:
Canyon Park Commons	95,290	100.0%	1
North Creek Corporate Center	94,048	95.0%	3
West Willows Technology Center	155,830	100.0%	3
Austin, Texas:
City View Centre	136,106	92.3%	3
City View Center	128,716	100.0%	1
Chicago, Illinois:
Bannockburn I & II, IV	315,287	73.8%	3
Dallas, Texas:
Cedar Maple Plaza	113,010	86.2%	3
Denver, Colorado:
Harlequin Plaza	319,069	81.7%	2
Quebec Court I & II	287,294	100.0%	2
Quebec Center	106,865	90.1%	3
Salt Lake City, Utah:
Sorenson Research Park X	321,475	96.0%	6
Wasatch Corporate Center	227,889	98.3%	4
Washington, DC:
TransPotomac V Plaza	97,634	89.2%	1
Canal Center	495,694	92.6%	4
Park Place	166,134	91.3%	1
Total Consolidated Properties	4,142,227		53
Weighted Average at March 31, 2006		92.7%

(1)	Includes office and retail space but excludes storage space.
(2)	Includes spaces for leases that have been executed and have commenced as of March 31, 2006.

CARRAMERICA REALTY, L.P. AND SUBSIDIARIES

Management’s Discussion and Analysis

Forward-looking Statements

Statements contained in this Form 10-K which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which are intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Such factors include, among others:

•	The satisfaction of the conditions to consummate the proposed merger with affiliates of The Blackstone Group, including, among other things:

•	The receipt of the required stockholder approval;

•	The actual terms of certain financings that will be obtained for the proposed mergers;

•	The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and

•	The outcome of the legal proceedings that have been instituted against CarrAmerica following the announcement of the proposed mergers;

•	The failure of the proposed mergers to close for any other reason;

•	The amount of the costs, fees, expenses and charges related to the proposed mergers;

•	The substantial indebtedness following consummation of the proposed mergers;

•	National and local economic, business and real estate conditions that will, among other things, affect:
•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets in which we may seek to enter in the future,

•	The extent of decreases in rental rates

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to successfully complete and lease development projects on time and within budget,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability of CarrAmerica to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the section of this report entitled “Risk Factors”, as well as the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company – Risk Factors” in CarrAmerica’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2006 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 9, 2006, a purported stockholder class action lawsuit related to the Merger Agreement was filed in the Superior Court of the District of Columbia, Doris Staer v. CarrAmerica Realty Corporation, et al. (Case No. 06-0001918), naming us and each of our directors as defendants. On March 10, 2006, another purported stockholder class action lawsuit was filed in the Circuit Court for Baltimore City, William Reichart v. CarrAmerica Realty Corporation, et al. (Case No. 24-C-06-002569), naming CarrAmerica and each of its directors as defendants. Both lawsuits allege, among other things, that CarrAmerica’s directors violated their fiduciary duties to its stockholders in approving the merger.

Both lawsuits seek class action status and injunctive relief against completion of the merger and the related transactions. Additionally, among other things, the District of Columbia lawsuit seeks disgorgement of any benefits improperly received and the Maryland lawsuit asks for unspecified monetary damages. CarrAmerica believes that these lawsuits are without merit and intend to vigorously defend the actions.

We are party from time to time to a variety of other legal proceedings which are of a routine nature and incidental to our business. All of these other matters, taken together, are not expected to have a material adverse impact on us.

Item 1A. Risk Factors

The discussion of our results of operations and financial condition should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in our 2005 10-K, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On March 5, 2006, we, and certain other parties, including CarrAmerica, entered into a definitive Merger Agreement pursuant to which they have agreed, subject to the approval of CarrAmerica’s common shareholders and certain other conditions, to merge with and into an affiliate of The Blackstone Group. A preliminary proxy statement in connection with a special meeting of stockholders of CarrAmerica was filed by CarrAmerica with the Securities and Exchange Commission (the “SEC”) on April 7, 2006 and may be obtained by visiting the SEC’s website at www.sec.gov. The proxy statement contains important information about CarrAmerica and its subsidiaries (including us), the buyer parties, the proposed merger and other related matters, and the discussions below contain only limited information about the merger. As a result, you are encouraged to read the proxy statement in its entirety for additional information about the proposed merger.

In connection with the proposed merger, CarrAmerica and its subsidiaries (including us), are subject to certain risks including, but not limited to, those set forth below.

If CarrAmerica is unable to consummate the proposed merger, their business, financial condition, operating results and stock price could suffer.

The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the approval of the merger by CarrAmerica’s common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. Further, to date, two separate lawsuits have been filed seeking class action status and seeking to enjoin the merger, and additional legal proceedings may be instituted against CarrAmerica seeking to prevent the merger from being completed. As a result, no assurances can be given that the merger will be consummated. If CarrAmerica’s common stockholders choose not to approve the proposed merger, they otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the merger, CarrAmerica and its subsidiaries (including us), could be subject to various adverse consequences, including, but not limited to, the following:

•	We would remain liable for significant costs relating to the proposed merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	We may face various disruptions to the operation of our business as a result of the substantial time and effort invested by CarrAmerica management in connection with the merger;

•	The decision to enter into the proposed merger may cause substantial harm to relationships between CarrAmerica and its employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that CarrAmerica has abandoned the proposed merger could trigger a decline in CarrAmerica’s stock price to the extent that its stock price reflects a market assumption that it will complete the merger;

•	CarrAmerica’s inability to solicit competing acquisition proposals and the possibility that they could be required to pay a termination fee of $85 million plus expense reimbursements of up to $7.5 million if the Merger Agreement is terminated under certain circumstances; and

•	We may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect CarrAmerica’s business, financial condition, operating results and cash flows.

Pending completion of the proposed merger, CarrAmerica and its subsidiaries (including us) have agreed to conduct their business in the ordinary course and consistent with their past practices. CarrAmerica also have agreed, subject to certain exceptions, that they and their subsidiaries will not, among other things:

•	declare, set aside, make or pay dividends or other distributions, other than (a) dividends paid by their wholly owned subsidiaries, (b) the quarterly dividend payment on their common stock for the quarter ended March 31, 2006 (not to exceed $0.50 per share), (c) the corresponding quarterly distribution for certain of their subsidiaries, and (d) cash dividends on their Series E preferred stock;

•	acquire (by merger, consolidation, acquisition of equity interest or assets, or any other business combination) any corporation, partnership, limited liability company, joint venture or other business organization and any property (other than real property) or asset for consideration in excess of $200,000, or, subject to the consent of the purchaser, acquire, or enter into any option, commitment or agreement to acquire, any real property or commence any development activity on any of their, their subsidiaries’ or their joint ventures’ properties;

•	incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations of any person (other than a subsidiary) for indebtedness;

•	modify, amend or terminate any material contract or enter into any new material contract or any non-compete contract;

•	repurchase, repay or prepay any of our indebtedness, or pay, discharge or satisfy any material claims, liabilities or obligations;

•	enter into a new lease or terminate, materially modify or amend any lease that relates to in excess of 25,000 square feet or net rentable area at any of their, their subsidiaries’ and their joint ventures’ properties, or enter into, terminate or materially modify or amend any ground lease;

•	make any loans, advances or capital contributions to, or investments in, any person (other than their subsidiaries, joint ventures or as required by any material contract in effect as of March 5, 2006), or authorize or enter into any commitment for any new material capital expenditure other than certain permitted expenditures;

•	waive, release, assign, settle or compromise any material legal actions or material liabilities or certain securities-related legal actions;

•	sell or otherwise dispose of, or subject to any encumbrance, any of their, their subsidiaries’ or their joint ventures’ properties or other material assets other than pending sales pursuant to definitive agreements executed prior to March 5, 2006; and

•	announce an intention, enter into an agreement or otherwise make a commitment to do any of the foregoing.

These restrictions could alter the manner in which CarrAmerica and its subsidiaries (including us) have customarily conducted their business and therefore significantly disrupt the operation of their business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the proposed merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with CarrAmerica, which may harm their results of operations going forward if the merger is not consummated.

Because the merger is subject to several closing conditions, including the approval of the merger by CarrAmerica’s common stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with CarrAmerica and/or us, which could negatively affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our partnership agreement, minority interest units may be redeemed by us or one of our affiliates for either cash or common stock of CarrAmerica. The following table summarizes the number and average price for redemptions of third party units during the three months ended March 31, 2006:

	Total Number of Units Redeemed Purchased (1)	Average Price Per Unit	Remaining Outstanding Third Party Units That May Yet Be Purchased
December 31, 2005			929,522
January 1-31, 2006	4,500	$34.98	925,022
February 1-28, 2006	—	—	925,022
March 1-31, 2006	—	—	925,022

	4,500		925,022

(1)	Units purchased pursuant to the redemption terms included in our partnership agreement

Item 6. Exhibits

(a)	Exhibit
	2.1	Agreement and Plan of Merger, dated as of March 5, 2006, by and among CarrAmerica Realty Corporation, CarrAmerica Realty Operating Partnership, L.P., Carr Realty Holdings, L.P., CarrAmerica Realty, L.P., Nantucket Parent LLC, Nantucket Acquisition Inc., Nantucket CRH Acquisition L.P., and Nantucket CAR Acquisition L.P., (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006)

	31.1	Section 302 Certification from Mr. Thomas A. Carr, dated May 4, 2006*

	31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated May 4, 2006*

	32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated May 4, 2006*

*Filed herewith

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

By: CarrAmerica Realty GP Holdings, LLC, its general partner

By: CarrAmerica Realty Operating Partnership, L.P., its sole member

By: CarrAmerica Realty Corporation, its general partner

/s/ Kurt A. Heister
Kurt A. Heister, Treasurer
(of CarrAmerica Realty Corporation, on behalf of the registrant)

Date: May 4, 2006